Form 10QSB
period 1999-09-30
SENIOR CARE INDUSTRIES INC
filed 2000-03-27
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB
                                   -----------


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
             For the quarterly period ended September 30,  1999
                                            -------------------

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from         to
                                           ---------  ---------
                   Commission file number   000-27371
                                            ---------


                        SENIOR CARE INDUSTRIES, INC.
                        ----------------------------
      (Exact name of small business issuer as specified in its charter)

          Nevada                                     68-0221599
         --------                                   ------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 410 Broadway, 2nd Floor
 Laguna Beach, California    92651
(Address of principal executive offices)

                                 (949) 376-8575
                                 ---------------
                          (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1999:
Common stock 6,662,154 shares
Preferred Stock 400,000 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

SENIOR CARE INDUSTRIES INC/NV - 10QSB - QUARTERLY REPORT
----------------------------------------------------------------------

TABLE OF CONTENTS


PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements.....................................  3/7

Item 2. Plan of Operation........................................  10/13

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................   8

Item 2. Changes in Securities....................................   8

Item 3. Defaults Upon Senior Securities..........................   8

Item 4. Submission of Matters to a Vote of Security Holders......   8

Item 5. Other Information........................................   8

Item 6. Exhibits and Reports on Form 8-K.........................   8

SIGNATURES.......................................................   9

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at September 30, 1999 and December 31, 1998

         Unaudited Statements of Operations for the three, six and nine month periods ended September 30, 1999.

         Unaudited Statements of Cash Flows for the six and nine month period ended September 30, 1999.

         Notes to the financial statements.

                          SENIOR CARE INDUSTRIES, INC.
                                  Balance Sheet
                                   (Unaudited)
                               September 30, 1999

                                     Assets

CURRENT ASSETS                            December 31, 1998   September 31, 1999
                                                (Unaudited)          (Unaudited)

Cash                                           $       832.00    $    51,143.00
Prepaid Expenses                                         0.00              0.00
                                               ---------------   ---------------

Total Current Assets                                   832.00         51,143.00

PROPERTY AND EQUIPMENT
Real Estate                                              0.00     22,700,000.00
                                               ---------------   ---------------

Total Property and Equipment                             0.00     22,700,000.00

OTHER ASSETS
Lease Rights                                        80,000.00              0.00
                                               ---------------   ---------------

Total Other Assets                                  80,000.00              0.00
                                               ---------------   ---------------

TOTAL ASSETS                                   $    80,832.00    $22,751,143.00
                                               ===============   ===============

                          SENIOR CARE INDUSTRIES, INC.
                                  Balance Sheet
                                   (Unaudited)

                             Liabilities and Equity

                                                            December 31, 1998   September 30, 1999
                                                               (Unaudited)        (Unaudited)
CURRENT LIABILITIES

Accounts Payable                                              $    59,184.00    $         0.00
                                                              ---------------   ---------------

Total Current liabilities                                          59,184.00              0.00

NON-CURRENT LIABILITIES

Real Estate Loans                                                       0.00     12,596,982.00
Notes Payable                                                           0.00        700,000.00

Total Other Liabilities                                                 0.00     13,296,982.00
                                                              ---------------   ---------------

Total Liabilities                                                  59,184.00     13,296,982.00

EQUITY

Preferred Stock-convertible, $.001 par value: 5,000,000                 34.00           434.00
authorized $.001 par value: 5,000,000 shares authorized,
34,500 issued and outstanding at 12/31/1998 and 434,500
issued and outstanding 8/31/1999 issued and outstanding
at August 31, 1999, 400,000 preferred shares
Additional Paid in Capital from Preferred Stock                     34,466.00     2,034,066.00
Common Stock, $.001 par value, authorized 20,000,000
Shares;
Issued and outstanding at December 31, 1998, 182,032
Common share                                                          182.00
Issued and outstanding at September 30, 1999
6,662,154 common shares                                                               6,662.00
Additional Paid in Capital                                      1,825,771.00      9,204,085.00
Retained Earnings (Accumulated Deficit)                        (1,838,805.00)    (1,791,086.00)
                                                              ---------------   ---------------

Total Stockholders' Equity                                         21,648.00      9,454,161.00

TOTAL LIABILITIES & OWNER'S EQUITY                                $80,832.00    $22,751,143.00
                                                              ===============   ===============


                          SENIOR CARE INDUSTRIES, INC.
                            Statements of Operations
                                   (Unaudited)


                                              Three Months      Six Months      Nine Months
                                                  Ended           Ended            Ended
                                              Sept. 30, 1999  Sept. 30, 1999   Sept. 30, 1999
                                               (Unaudited)      (Unaudited)      (Unaudited)
REVENUE

Rents                                            17,814.00        17,814.00        17,814.00

COSTS AND EXPENSE

Selling, General and Administrative              19,506.00        19,506.00        20,848.00

         Total Costs and Expenses                19,506.00        19,506.00        20,848.00
                                             --------------   --------------   --------------


Net Ordinary Income or (Loss)                    (1,692.00)       (1,692.00)       (3,034.00)
                                             ==============   ==============   ==============

Weighted average
Number of common
Shares outstanding                               6,662,154        6,221,023        4,213,508

         Net Loss
         Per Share                                    0.00             0.00             0.00



                          SENIOR CARE INDUSTRIES, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                             Six Months       Nine Months
                                                               Ended             Ended
                                                            Sept. 30, 1999   Sept.30, 1999
                                                             (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations                                      (1,692.00)       (3,034.00)

         Adjustments to reconcile net income
         To net cash provided

Change in current assets                                        51,043.00        50,311.00
Change in current liabilities
                                                            --------------   --------------
         Net cash flow provided by operating
         Activities                                             49,351.00        47,277.00

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided as result of asset purchase agreement                                 610.00
Cash paid on long term debt                                     (3,308.00)       (4,238.00)
                                                            --------------   --------------

         Net cash used by investing activities                  (3,308.00)       (3,628.00)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock                                        5,000.00         6,662.00
Donated Capital
                                                            --------------   --------------

         Net cash provided by financing activities               5,000.00         6,662.00


         Balance at beginning of period                            100.00           832.00
         Net increase (decrease) in cash and cash
              Equivalents                                       51,043.00        50,311.00
                                                            --------------   --------------

         Balance at end of period                               51,143.00        51,143.00
                                                            ==============   ==============

                        SENIOR CARE INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999
                              (Unaudited)


BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principal for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed December 23, 1999. The audited financial statements in the Form 10-SB covered to the close of business as of August 31, 1999.

Item 2.  Plan of Operation

The Company was organized under the laws of the State of Idaho, February 26, 1968, as Golden Chest, Inc., for the purpose of acquiring and developing mineral properties. On April 5, 1999, the board of directors changed the Company name to Senior Care Industries, Inc., and changed corporate situs from Idaho to Nevada. The Company was re-incorporated on August 26, 1999 under the laws of the State of Nevada.

In 1985, the Company merged with TAP Resources, Ltd, (TAP) a British Columbia corporation in a transaction where the Company issued 1.25 shares of Golden Chest Inc common stock in exchange for each share of TAP common stock. At the time of the merger, the Company and TAP were partners in a minerals exploration joint venture. After the merger Golden Chest Inc. was the surviving corporation while TAP Resources was dissolved.

In 1990, the Company merged with Petro Gold Inc, a Washington corporation, in a transaction where the Company issued 3,000,000 shares of Senior Care Industries, Inc. common stock in exchange for all shares of Petro Gold, Inc. common stock. After the merger Senior Care Industries, Inc. was the surviving corporation while Petro Gold, Inc. was dissolved.

In 1999, the company transferred its assets and liabilities to Paymaster Resources Incorporated.

On August 31, 1999, the Company completed an asset purchase agreement where it purchased the assets and liabilities of East-West Developer, Inc. for a note payable of $700,000 and 1,880,122 shares or Senior Care Industries, Inc.'s common stock.

Senior Care Industries is a diversified firm consisting of a real estate division and a manufacturing division. The real estate division invests in, manages, and develops conventional housing, assisted living communities, senior housing, and commercial properties. The manufacturing division acquires furniture manufacturing companies and food manufacturing companies, enabling the firm to service its assisted living facilities with its own food and furnish its facilities through its own manufacturing companies. The company has no Brochures.

The Company employs 12 employees, full time. The company expects to employ 100 employees by December 31, 2001.

The Company's projects and/ or the services its projects may offer fall under the auspices of various state and federal regulatory agencies and various licensing and or zoning requirements and programs, such as the "Medicaid waiver programs" that are specific to assisted living facilities and/or senior housing facilities in the communities they are located in. The company currently owns a project in Monterey Park, California whose zoning approval required a non-profit organization be formed to own a 10% interest at the request of the city of Monterey Park.


Item 2.     Plan of Operation (Continued).

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward- looking statements. All statements, other than statements of historical facts include in this Form, including without limitation, statements under "Plan of Operations" regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.    Changes in Securities

     There has been no change in securities since October 7, 1999

    All of the Company's issuances of securities were disclosed in its Amended Form 10-SB filing (Filed December 23, 1999).

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           No exhibits required.

    There were no reports filed on Form 8-K during the three-month period ended September 30, 1999.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Senior Care Industries, Inc.
                                          ----------------------------

Date: March 21, 2000                       /s/     Stephen Reeder
                                          ----------------------------
                                          Stephen Reeder
                                          Chief Executive Officer