Form 10KSB
period 1999-12-31
SENIOR CARE INDUSTRIES INC
filed 2000-03-29
CIK 1095175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                          SENIOR CARE INDUSTRIES, INC.

          Nevada                                               68-0221599
          -------                                              -----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


410 Broadway, 2nd Floor, Laguna Beach, CA 92651
-----------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


(949) 376-3125  (949) 376-9117 FAX
-----------------------------------
(ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT:


TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH
                               REGISTERED
---------------------------    ------------------------------

---------------------------    ------------------------------


SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

                          Common Stock - .001 Par Value
                         ------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 109-KSB. [ ]

State the issuer's revenues for its most recent fiscal year. $1,950,428.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days.

$26,648,616.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares 7,212,154
Preferred Shares 434,500

FORWARD LOOKING STATEMENTS

Senior Care Industries, Inc., ("Senior Care Industries, Inc.," or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-SB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plans," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history, its ability to produce additional products and services, its dependence on a limited number of customers and key personnel, its possible need for additional financing, its dependence on certain industries, and competition from its competitors. With respect to any forward-looking statements contained herein, the Company believes that it is subject to a number of risk factors, including: the Company's ability to implement its product strategies to develop its business in emerging markets; competitive actions; and, general economic and business conditions. Any forward-looking statements in this report should be evaluated in light of these important risk factors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.

INFORMATION REQUIRED IN REGISTRATION STATEMENT

TABLE OF CONTENTS


Part I                                                4

Item 1.  Description of Business                      4

Item 2.  Description of Property                      6

Item 3.  Legal Proceedings                            6

Item 4.  Submission of Matters to a Vote of
         Security Holders                             6

Part II                                               7

Item 5.  Market for Common Equity and
         Related Stockholder Matters                  7

Item 6.  Management's Discussion and Analysis
         Or Plan of Operation                         7

Item 7.  Financial Statements                         8

Item 8.  Changes in and disagreements with
         Accountants on Accounting & Financial
         Disclosures                                  18

Part III

Item 9.  Directors, Executive Officers, Promoters
         And Control Persons; Compliance with
         Section 16(a) of the Act                     19

Item 10.  Executive Compensation                      22

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                       22

Item 12.  Certain Relationships and Related
          Transactions                                22

Item 13.  Exhibits and Reports on Form 8-K            22

Part I

Item 1.  Description of Business

Senior Care Industries, Inc., was organized under the laws of the State of Idaho, February 26, 1968, as Golden Chest, Inc., for the purpose of acquiring and developing mineral properties. On April 5, 1999, the board of directors changed the Company name to Senior Care Industries, Inc., and changed corporate situs from Idaho to Nevada. The Company was re-incorporated on August 26, 1999 under the laws of the State of Nevada.

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

In 1990, the Company merged with Petro Gold Inc, a Washington corporation, in a transaction where the Company issued 3,000,000 shares of Golden Chest, Inc., Inc. common stock in exchange for all shares of Petro Gold, Inc. common stock. After the merger, Golden Chest, Inc. was the surviving corporation while Petro Gold, Inc. was dissolved.

In 1999, the company transferred its assets and liabilities to Paymaster Resources Incorporated.

On August 31, 1999, the Company completed an asset purchase agreement where it purchased the assets and liabilities of East-West Developer, Inc. for a note payable of $700,000 and 1,480,122 shares or Senior Care Industries, Inc.'s common stock and 400,000 shares of preferred stock.

The Company's projects and or the services the Company may offer fall under the auspices of various state and federal regulatory agencies and various licensing and or zoning requirements and programs, such as the "Medicaid waiver programs". The company currently owns a project in Monterey Park, California whose zoning approval required a non-profit organization be formed to own a 10% interest at the request of the city of Monterey Park.

Senior Care Industries is a diversified firm consisting of a real estate division a manufacturing division, and a pharmaceutical.nutriceutical division.

The pharmaceutical divison acquires nutriceutical and or pharmaceutical manufacturing companies and web based health products distributors as a feeder to manufacture and sell the products through an" E-commerce pharmacy. The Company pharmaceutical division has developed a program to include a full service web-based senior support system that sells direct to the consumer, related health products in the financial services sector, including life insurance, health insurance, dietary advice, holisitic medical alternatives, water and air purification. The Company is finalizing a web-site and a support staff offering 24 hour access to these products and services.

The manufacturing division acquires furniture manufacturing companies and food manufacturing companies, enabling the firm to service its Age restricted communities with its own food and furnish its facilities through its own manufacturing companies.

The real estate division invests in, manages, and develops conventional housing and senior housing, with an emphasis on affordable for-sale and rental, age-restricted independent living communities, and on a market sensitive case by case basis, assisted living communities and commercial properties.


The real estate division builds, develops, services, acquires, finances, and manages a diverse portfolio of real estate. The Real Estate Division is run by senior officers of the Company who are themselves a diverse mix of real estate and health care professionals whose decades of experience enable the company to focus on three distinct real estate markets; (i) Age-restricted active living senior housing, (ii) conventional housing consisting of town-home, apartments and condominiums; (iii) and commercial retail development, with a particular emphasis on retail development that is ancillary to the Company's housing project.

The Company employs 12 employees, full time. The company expects to employ 100 employees by December 31, 2001.

The Company's projects and/ or the services the Company may offer fall under the auspices of various state and federal regulatory agencies and various licensing and or zoning requirements and programs, such as the "Medicaid waiver programs" The company currently owns a project in Monterey Park, California whose zoning approval required a non-profit organization be formed to own a 10% interest at the request of the city of Monterey Park.

The real estate division builds, develops, services, acquires, finances, and manages a diverse portfolio of real estate. The Real Estate Division is run by senior officers of the Company who are themselves a diverse mix of real estate and health care professionals whose decades of experience enable the company to focus on three distinct real estate markets; (i) Age-restricted active living senior housing, (ii) conventional housing consisting of town-home, apartments and condominiums; (iii) and commercial retail development, with a particular emphasis on retail development that is ancillary to the Company's housing project.

Because of their expertise and the fact that the principal officers and directors of the Company=s Real Estate Division are bi-coastal, the Real Estate Division is able to focus on the development of its projects on the East Coast, with an emphasis on the New York-New Jersey Metropolitan area, California, with an emphasis on Southern California, and in Las Vegas and New Mexico, thereby accessing and profiting from the most diverse and fundamentally sound real estate markets in the country.

On April 30, 1999 Senior Care Industries acquired a licensing agreement with CF Kent, a diversified manufacturer of furniture with separate 100,000 square foot plants in Beijing and Shanghai, enabling the company to manufacture high end furniture for its facilities at wholesale prices. CF Kent has a 10 year history of manufacturing furniture for US furniture manufacturers who sell the products to retail stores throughout the United States. The company is seeking to expand its manufacturing capabilities by acquiring a domestic furniture manufacturer. In addition, the Company is seeking a food manufacturing company to acquire in order to service the food needs of its Senior facilities.

Although the Real Estate Division of the Company will continue it's west coast development in Las Vegas, New Mexico, Arizona and California, it is placing particular emphasis on locating opportunities within southern California's "sixty mile circle". The Evergreen Manor II project owned by the Company, as well as the commercial project in Laguna Beach that is owned by the Company, fall within the "sixty mile circle", which is the area within sixty miles of downtown Los Angeles.

The pharmaceutical and manufacturing divisions will deliver their services through on-line distribution and the physical manufacture of the products each division offers.

The Real Estate Division of Company delivers its services through the acquisition, construction and ongoing management of senior facilities throughout the United States.

The company owns a 40% interest in a housing project consisting of 107 lots in Delran, New Jersey, currently under construction and under contract for the sale of the finished lots to Trafalgar. The company is under construction on a senior condominium project in Monterey Park, California and is finalizing a construction loan on its project in New Mexico. The company has signed letters of intent on the following projects that upon close, projected to be on July 31, 2000, that will enable the company to deliver additional services on the east coast of the United States as follows:

Fallbrook Woods: A 57 unit comprehensive personal care facility located in Portland, Maine.

Item 2.  Description of Property

The Company's corporate headquarters holds a lease occupying 1,200 square feet of a 8,000 square foot office building in Las Vegas, Nevada. The lease term is 3 years beginning September 1, 1999 and expires August 31, 2002. The rent is $1.25 NNN, with a yearly increase of 4%. (NNN means the tenant pays taxes, maintenance and insurance.)

The Company also holds a lease for the branch office, occupying 900 square feet of a 5,800 square foot office building in Laguna Beach, California. The lease term is 3 years beginning September 1, 1999 and expires August 31, 2002. The rent is $1.85 NNN, with a yearly increase of 4%. (NNN means the tenant pays taxes, maintenance and insurance.)

In addition, the Company owns and, or is under construction on projects located in the following communities and states:

1.   47 unit Senior Condominium Project, Monterey Park, California.

2.   57 unit Senior Apartment Project, Albuquerque, New Mexico.

3.   100 unit residential project, DelRan, New Jersey.

4.   25,000 square foot strip center located in Las Vegas, Nevada.

5.   A 32,000 square foot office in Las Vegas, Nevada.

6. A 30 acre commercial site fully entitled for a 245,450 square foot retail center, located in the DelRan Township, New Jersey.

Item 3. Legal Proceedings: There are no legal proceedings either brought by the company or against the company as of the date of this 10-KSB.

Item 4. Submission of Matters to Vote of Security Holders: No matters have been submitted to a vote of security holders as of the date of this 10-KSB.

                                     PART II

Item 5. Market for Common Equity & Related Stockholder Matters:

No securities were sold during this period which were not registered under the Securities Act.


Item 6. Management's Discussion and Analysis or Plan of Operation:

The Company's projects and or the services the Company may offer fall under the auspices of various state and federal regulatory agencies and various licensing and or zoning requirements and programs, such as the "Medicaid waiver programs". The company currently owns a project in Monterey Park, California whose zoning approval required a non-profit organization be formed to own a 10% interest at the request of the city of Monterey Park.

Senior Care Industries is a diversified firm consisting of a real estate division a manufacturing division, and a pharmaceutical and nutriceutical division.

The pharmaceutical division acquires nutriceutical and or pharmaceutical manufacturing companies and web based health products distributors as a feeder to manufacture and sell the products through an" E-commerce pharmacy. The Company pharmaceutical division has developed a program to include a full service web-based senior support system that sells direct to the consumer, related health products in the financial services sector, including life insurance, health insurance, dietary advice, holisitic medical alternatives, water and air purification. The Company is finalizing a web-site and a support staff offering 24 hour access to these products and services.

The manufacturing division acquires furniture manufacturing companies and food manufacturing companies, enabling the firm to service its Age restricted communities with its own food and furnish its facilities through its own manufacturing companies.

The real estate division invests in, manages, and develops conventional housing and senior housing, with an emphasis on affordable for-sale and rental, age-restricted independent living communities, and on a market sensitive case by case basis, assisted living communities and commercial properties.

The real estate division builds, develops, services, acquires, finances, and manages a diverse portfolio of real estate. The Real Estate Division is run by senior officers of the Company who are themselves a diverse mix of real estate and health care professionals whose decades of experience enable the company to focus on three distinct real estate markets; (i) Age-restricted active living@ senior housing, (ii) conventional housing consisting of town-home, apartments and condominiums; (iii) and commercial retail development, with a particular emphasis on retail development that is ancillary to the Company's housing project.

Because of their expertise and the fact that the principal officers and directors of the Company=s Real Estate Division are bi-coastal, the Real Estate Division is able to focus on the development of its projects on the East Coast, with an emphasis on the New York-New Jersey Metropolitan area, California, with an emphasis on Southern California, and in Las Vegas and New Mexico, thereby accessing and profiting from the most diverse and fundamentally sound real estate markets in the country.

Although the Real Estate Division of the Company will continue it's west coast development in Las Vegas, New Mexico, Arizona and California, it is placing particular emphasis on locating opportunities within southern California's "sixty mile circle". The Evergreen Manor II project owned by the Company, as well as the commercial project in Laguna Beach that is owned by the Company, fall within the "sixty mile circle", which is the area within sixty miles of downtown Los Angeles

On April 30, 1999 Senior Care Industries acquired a licensing agreement with CF Kent, a diversified manufacturer of furniture with separate 100,000 square foot plants in Beijing and Shanghai, enabling the company to manufacture high end furniture for its facilities at wholesale prices. CF Kent has a 10 year history of manufacturing furniture for US furniture manufacturers who sell the products to retail stores throughout the United States. The company is seeking to expand its manufacturing capabilities by acquiring a domestic furniture manufacturer. In addition, the Company is seeking a food manufacturing company to acquire in order to service the food needs of its Senior Communities


The pharmaceutical and manufacturing divisions will deliver their services through on-line distribution and the physical manufacture of the products each division offers.

The Real Estate Division its services ostensibly through the acquisition, construction and ongoing management of senior facilities throughout the United States.

The company owns a 40% interest in a housing project consisting of 107 lots in Delran, New Jersey, currently under construction and under contract for the sale of the finished lots to Trafalgar. The company is under construction on a senior condominium project in Monterey Park, California and is finalizing a construction loan on its project in New Mexico. The company has signed letters of intent on the following projects that upon close, projected to be on July 31 2000, that will enable the company to deliver additional services on the east coast of the United States as follows:

Fallbrook Woods: A 57 unit comprehensive personal care facility located in Portland, Maine.


Item 3. Legal Proceedings: There are no legal proceedings either brought by the company or against the company as of the date of this 10-KSB.

Item 4. Submission of Matters to Vote of Security Holders: No matters have been submitted to a vote of security holders as of the date of this 10-KSB.

Item 7.  Financial Statements:


                          Senior Care Industries, Inc.

                              FINANCIAL STATEMENTS
                                December 31, 1998
                                       and
                                December 31, 1999


                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT

BALANCE SHEET - ASSETS

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENT OF CASH FLOWS

NOTES TO THE  FINANCIAL STATEMENTS

John H. Spurgeon CPA
1787 E. Alosta Ave.
Glendora, CA  91740
626 914-9449


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Senior Care Industries, Inc. (The Company)
410 Broadway, 2nd Floor
Laguna Beach, CA 92651

I have audited the Balance Sheet of Senior Care Industries, Inc., as of December 31, 1998 and December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1998 and December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Senior Care Industries, Inc., as of December 31, 1998 and December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1998 and December 31, 1999, in conformity with generally accepted accounting principles.

/S/ John H. Spurgeon CPA

                                     Senior Care Industries, Inc.

                                            BALANCE SHEET

                                     ASSETS

                                            December 31, 1998 December 31, 1999

CURRENT ASSETS

Cash                                           $       832.00    $    38,117.00

Escrow deposits                                                       45,000.00
Loans and Exchanges                                                   12,550.00
Prepaid Expenses                                                       2,000.00
                                               ---------------   ---------------
Total Current Assets                                   832.00         97,667.00

PROPERTY AND EQUIPMENT

Real Estate (net of depreciation)                        0.00     21,419,260.00
                                               ---------------   ---------------

Total Property and Equipment                             0.00     21,419,260.00

OTHER ASSETS

Contracts Receivable                                               1,805,000.00
Lease Rights                                        80,000.00              0.00
                                               ---------------   ---------------

Total Other Assets                                  80,000.00      1,805,000.00


TOTAL ASSETS                                   $    80,832.00    $23,321,927.00
                                               ===============   ===============

See accompanying notes and accountants' report

1
                                       11


                               Senior Care Industries, Inc.

                                       BALANCE SHEET

                                    LIABILITIES & EQUITY

                                                           December 31, 1998 December 31, 1999

CURRENT LIABILITIES
Short Term loans                                              $    59,184.00    $    71,857.00
                                                              ---------------   ---------------

Total Current Liabilities                                          59,184.00         71,857.00

NON-CURRENT LIABILITIES
Real Estate Loans                                                       0.00     12,637,262.00
Notes Payable                                                           0.00        700,000.00
                                                              ---------------   ---------------
Total Other Liabilities                                                 0.00     13,337,262.00

Total Liabilities                                                  59,184.00     13,409,119.00
                                                              ---------------   ---------------

EQUITY
Preferred Stock-convertible, $.001 par value: 5,000,000                34.00            434.00
authorized  $.001 par value: 5,000,000 shares authorized,
34,500 issued and outstanding at 12/31/1998 and 434,500
issued and outstanding 12/31/99 issued and outstanding
at December 31, 1999,  400,000 preferred shares
Additional Paid in Capital from Preferred Stock                    34,466.00      2,034,066.00
Common Stock, $.001 par value, authorized 20,000,000
Shares;
Issued and outstanding at December 31, 1998, 182,032
Common share                                                          182.00
Issued and outstanding at December 31, 1999
7,212,154 common shares                                                               7,212.00
Additional Paid in Capital                                      1,825,771.00      9,224,901.00
Retained Earnings (Accumulated Deficit)                        (1,838,805.00)    (1,353,805.00)
                                                              ---------------   ---------------

Total Stockholders' Equity                                         21,648.00      9,912,808.00

TOTAL LIABILITIES & OWNER'S EQUITY                            $    80,832.00    $23,321,927.00
                                                              ===============   ===============

See accompanying notes and accountants' report.

                          Senior Care Industries, Inc.

                            STATEMENTS OF OPERATIONS
                                For Years Ending


                                            December 31, 1999 December 31, 1998


REVENUE

Rents                                          $   100,428.00              0.00
Sales                                            1,850,000.00              0.00
                                               ---------------   ---------------
Total Revenues                                   1,950,428.00              0.00

COSTS AND EXPENSE

Cost of units sold                               1,213,414.63              0.00
Selling, General and Administrative                107,355.00              0.00
Depreciation Expense                                88,250.00              0.00
Management Fees                                     35,592.00              0.00
                                               ---------------   ---------------

         Total Costs and Expenses                1,444,611.63              0.00


Net Ordinary Income or (Loss)                      505,816.37              0.00

Weighted average
Number of common
Shares outstanding                                  4,826,979           182,032

         Net Income
         Per Share                                       .105                 0


See accompanying notes and accountants' report.


                               Senior Care Industries, Inc.

                                  STATEMENT OF CASH FLOWS


                                                         January 1, 1999    January 1, 1998
                                                                to                 to
                                                        December 31, 1999  December 31, 1998
                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income or (loss) from operations                     $   505,816.00               0.00

         Adjustments to reconcile net income
         To net cash provided
Depreciation expense                                          88,250.00               0.00
Change in current assets                                     (59,550.00)              0.00
Change in current liabilities                                 18,223.00               0.00
                                                         ---------------    ---------------
         Net cash flow provided by operating
         Activities                                          552,739.00               0.00

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided as result of asset purchase agreement              610.00               0.00
Cash paid on long term debt                                 (199,919.00)              0.00
Cash paid from construction draw                            (316,145.00)              0.00

         Net cash used by investing activities              (515,454.00)              0.00

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Capital Stock
Donated Capital
                                                         ---------------    ---------------


         Net cash provided by financing activities                 0.00               0.00


         Balance at beginning of period                          832.00             832.00

         Net increase (decrease) in cash and cash
              Equivalents                                     37,285.00               0.00
                                                         ---------------    ---------------

         Balance at end of period                             38,117.00             832.00
                                                         ===============    ===============


See accompanying notes and accountants' report.


                                                    Senior Care Industries, Inc.

                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         FOR PERIOD ENDING
                                                         December 31, 1999

                              Preferred         Additional    Common                Additional                 Total
                              Stock             paid-in       Stock                 pain-in     Accumulated    Stockholder's
                              Shares   Amount   Capital       Shares      Amount    capital     Deficit        Equity
                             -----------------------------------------------------------------------------------------------
Balances as of
December 31, 1997             34,500   $  34 $   34,466      182,032      $  182    $1,825,771  ($1,838,805)   $    21,648
                             -----------------------------------------------------------------------------------------------
Balances as of
December 31, 1998
And audit costs               34,500   $  34     34,466      182,032      $  182    $1,825,771  ($1,838,805)   $    21,648

Net Assets transferred to
Paymaster Resources                                                                                ($20,816)      ($20,816)

Common stock issued
under rule 504
April 7, 1999                                              5,000,000      $5,000                                     5,000

Common Stock issued for net
assets purchased from
East-West Community
Developer, Inc.
August 18, 1999                                            1,480,122      $1,480    $7,399,130                 $ 7,400,610

Preferred Stock issued for
Net assets purchased from
East-West Community
Developer, Inc. August 18,
1999                         400,000     400  1,999,600                                                        $ 2,000,000

Common Stock issued
Restricted under Rule 144
To Directors and Officers
November 4, 1999                                              550,000        550                                       550

Net income for the period
ended December 31, 1999                                                                            $505,816        505,816

                             -----------------------------------------------------------------------------------------------

Balances as of
December 31, 1999            434,500   $ 434 $2,034,066    7,212,154      $7,212    $9,224,901  ($1,353,805)   $ 9,912,808
                             ===============================================================================================

See accompanying notes and accountants' report.

                          Senior Care Industries, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS
                        --------------------------------
                                December 31, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 26, 1968 under the laws of the State of Idaho as Golden Crest, Inc. (the Company) for the purpose of acquiring and developing mineral properties.

In 1985, the Company merged with TAP Resources Ltd, (TAP) a British Columbia corporation in a transaction where the Company issued 1.25 shares of Golden Chest, Inc. common stock in exchange for each share of TAP common stock. At the time of the merger, the Company and TAP were partners in a minerals exploration joint venture. After the merger Golden Chest Inc. was the surviving corporation while TAP Resources was dissolved.

In 1990, the Company merged with Petro Gold Inc., a Washington corporation, in a transaction where the Company issued 3,000,000 shares of Golden Chest, Inc., common stock in exchange for all shares of Petro Gold, Inc. common stock. After the merger Golden Chest, Inc. was the surviving corporation while Petro Gold, Inc. was dissolved.

On April 2, 1999, the Company transferred its assets and liabilities to Paymaster Resources Incorporated.

On April 2, 1999, the Company Board of Directors authorized a 1 for 100 reverse stock split of the Company's $0.10 par value common stock. On April 3, 1999, the Company's Board of Directors authorized a resolution increasing the authorized common stock to 20,000,000 share at $0.001 par value and increasing its preferred stock (convertible at 5 share of common for each share of preferred converted) to 5,000,000 shares at $0.001.

On April 5, 1999, the Board of Directors authorized the Company to offer and sell up to 5,000,000 shares of its common stock pursuant to Rule 504 under the Securities Act of 1933, as amended. These shares were sold on or before April 7, 1999.

On August 26, 1999, the Company changed the name to Senior Care Industries, Inc. and the corporate situs to Nevada.

On August 31, 1999, the Company completed an asset purchase agreement where it purchased the assets and liabilities of East-West Developer, Inc. for a note payable of $700,000 and 1,480,122 shares of Senior Care Industries, Inc. common stock, par value $0.001 and 400,000 share of its preferred stock, par value $0.001.

For purposes of comparison, all financial statements reflect the effects of the reverse split and the changes in par value and authorized common and preferred stock as necessary.

The Company previously reported its financial statements under SFAS 7 as a developmental stage company.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting, recording revenues when a transaction occurs where the Company has a reasonable expectation of receiving the revenue.

2. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

3. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

4. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual result may differ from these estimates.

5. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The company's Statement of Cash Flows is prepared utilizing the indirect method of reporting cash flows. There were cash equivalents during the reporting periods.

6. Basic earnings per share are computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share were not included as the inclusion of options and preferred stock is anti-dilutive.

7. The Company experienced losses since its inception February 26, 1968 (Date of inception) to December 31, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. There has not been any deferred tax benefits recorded as management has deemed it less than likely that the net operating losses will be utilized. The Company's marginal tax rate is 34%. The Company's effective tax rate is 0%.

NOTE 3 - RELATED PARTY TRANSACTION

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity become available, such persons may a face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - WARRANTS AND OPTIONS

On April 5, 1999, the Company's Board of Directors authorized the Company to grant to an outside party the right to subscribe for and purchase up to 5,000,000 share of the Company's Common stock, $0.001 par value at an exercise price of $0.00083333 per share. This option as evidenced by an option certificate expires on April 5, 2001. At December 31, 1999, this option had not been exercised.


NOTE 5 - NON-CURRENT DEBT

The Company has non-current obligations as summarized below.


Commercial Federal Bank 1st          1,783,315.00      109,345.60      187,449.60      187,449.60

Hampton House Trust 2nd                266,685.00       16,500.00       23,600.00       28,800.00

Gonzo Financial 1st                  1,150,000.00            0.00            0.00            0.00

Gonzo Financial 1st                    670,000.00            0.00            0.00            0.00

OVB Trust 2nd                          400,000.00            0.00            0.00            0.00

Catalina Mortgage 1st                2,350,000.00            0.00            0.00            0.00

Impac Financial 1st                    693,000.00       50,688.00       86,683.00       86,688.00

Bay Area Financial 2nd                 312,000.00       23,205.00       39,780.00       39,780.00

United Commercial 1st                4,975,000.00            0.00            0.00            0.00

                                    12,600,000.00      199,918.60      342,717.60      342,717.60

In addition, the Company as part of the asset purchase agreement, issued to a non-related third party a $780,000 demand note due on March 29, 2002. The note has no pre-payment penalty and an interest rate of 14%.

NOTE 6 - COMMON STOCK

On April 7, 1999 the Company issued 5,000,000 share of rule 504 stock. The Company presently has 6,662,154 shares of Common Stock issued and outstanding which are held by approximately 530 roundlot holders of record.

NOTE 7 - PREFERRED STOCK

On April 2, 1999, when the reverse split occurred, the Company had issued and outstanding 34,500 of its Series A, preferred stock, convertible at .12 share of the Company's $0.001 par value common stock for 1 share of preferred. The preferred shareholders of April 2, 1999 have formally agreed to convert their preferred stock to common, however at December 31, 1999, no share of preferred stock have been converted.

On December 31, 1999, the Company had 400,000 share of its preferred stock par value $0.001, issued and outstanding which may be converted at 5 shares of common stock for each share of preferred stock converted. The Company has a total of 434,500 preferred shares issued and outstanding at December 31, 1999.

NOTE 8 - CONTINGENCIES

At December 31, 1999, there were 546, 890 share of TAP Resources Ltd. Common stock which could be converted into 6,836 share of the Company's $0.001 par value common stock.

In connection with the transfer of all the assets and liabilities of the Company to Paymaster Resources, the Company formally assigned each liability and Paymaster Resources formally accepted each liability. The transfer of these liabilities were formally accepted and recognized by all parties except for Mr. Gamble to who unpaid attorney's fees were owed. It appears that the Company may be contingently liable to these creditors in the event that Paymaster Resources fails or is unable to honor these obligations.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

There are no such disagreements. There was a change in accountants following the filing of the 10SB in September, 1999, when the prior accountant, James E. Slayton, CPA, voluntarily removed himself due the pressures of tax season.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

The directors and officers of the Company are as follows:

Name                        Position
------------                --------------------

Tom Reichman                President and Director

Stephen Reeder              Chairman, CEO and Director

John Semmens                Chief Financial Officer

Martin Richelli             Vice President and Director

Richard Hart                Vice President

David Tsai                  Vice President

Scott Brake                 Director

The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

Background and Experience

Tom Reichman:  President and Director

Mr. Reichman brings 40 years of business experience to the Company. A former Marine Captain and the founder and former president and CEO of Scandia Down Corporation, where he oversaw the building of a $100,000,000 per year international company. In addition, Mr. Reichman has served in numerous corporate posts, including his post as special consultant to Fortune 500's General Electric in its Americon Space Satellite Division. Mr. Reichman brings his depth of experience in management, finance, and marketing to the company and will oversee implementation of corporate policies and interface with market makers and shareholder groups.

Mr. Reichman's employment for the prior 5 year period has been as an independent consultant in Southern California, to both private and public companies.

Stephen Reeder: Chairman, CEO and Director

Mr. Reeder brings 30 years of real estate development, construction, and investment experience to the company. Mr. Reeder has built and developed over 20,000 units throughout the western United States and will run the day to day operations of the company and head its construction division. In addition, Mr. Reeder has developed and constructed over 6,000 acres of master-planned communities, and developed and built on average, over $100,000,000 annually between 1985 and 1991. Mr. Reeder will run the day to day operations of the

Company with a particular focus on the development division, coordinating and directing the Company's acquisitions of existing and to-be-built properties and the real estate financing for the company.

Mr. Reeder employment for the prior 5 year period has been as an independent consultant and real estate investor, investing for his own portfolio and consulting with clients in their financing of real estate in the Western United States.

Martin Richelli: Vice President, Development Division , and Director

Mr. Richelli brings 20 years of real estate development, investment, acquisition and finance experience to the company. Mr. Richelli , served with the FDIC and has developed and financed over 3,900 apartment units, 1,000 senior units, and over 3,000 acres of residential and commercial land throughout the state of California.

Mr. Richelli's employment for the prior 5 year period has been as a real estate broker and consultant with Bryant-Martin Company, in Huntington Beach, California.

Richard Hart: Vice President, US Construction

Richard Hart has over twenty years of experience in the construction industry, and has been intimately involved with all manners of construction and developmental processes.

Mr. Hart is the former owner and manager of Pacific Communities, a company specializing in the construction and rehabilitation of senior facilities and multi family homes in the Riverside/San Bernardino areas of Greater Los Angeles. Before his involvement with the Company, Mr. Hart served as the construction supervisor and project manager with the following construction and development firms: Van/Hart Performance Builders, La Ban Development, Special Projects, Sunkist Developers, Cal Cor, Regional Real Estate Developers, and Mike Pleman Developments. Mr. Hart will oversee the western United State construction projects for the Company reporting directly to Steve Reeder.

Mr. Hart's employment for the prior 5 year period has been as the owner and manager of Pacific Communities in Riverside, California.

Scott Brake:  Director

Mr. Brake brings 30 years of business experience to the Board of Directors.

Mr. Brake's employment for the prior 5 year period has been as an independent consultant in Los Angeles, California.

Key Management Personnel

John Semmens:  Chief Financial Officer

Mr. Semmens brings 20 years of accounting and corporate finance experience to the company. Mr. Semmens was employed by a "Big 8" accounting firm and has served as CFO of two large manufacturing companies.

Mr. Semmens employment for the prior 5 year period has been as an independent CPA in his own firm, John Semmens, CPA, in Dana


Point, California.

David Tsai: Vice President Development

Mr. Tsai graduated from Chung Yuan Christian College of Taiwan in 1967 and moved to California in 1969. After receiving his Masters Degree of Architecture at the University of California Berkeley in 1970, Mr. Tsai moved to Los Angeles and began his architectural career in the Southland.

Mr. Tsai's extensive commercial development and architectural experience derived from early years when he was employed by various renowned architectural firms in the Greater Los Angeles area. Mr. Tsai has participated in design work of landmark projects in Los Angeles, including the Downtown Hyatt Regency Hotel, the Broadway Plaza, and one of the tallest buildings in Los Angeles, the famous 60-story First Interstate Bank building.

In 1975, Tsai Development and Construction Corp. was founded. In 1977, due to increasing demand, an independent Development and Construction Division was formed, separated from the Architectural Division. He has since developed millions of square feet of commercial/retail, and thousands of multi- family residential units, senior units and single family homes. Mr. Tsai most recently created an efficient design for senior condominium projects and is under construction on numerous senior projects in the state of California, including Evergreen Manor, which is owned by Senior Care Industries Inc.

Mr. Tsai's employment for the prior 5 year period has been as the principal of Tsai Development and Construction, in Monterey Park, California.


Kenneth Schultz:  Vice President Acquisitions

Mr. Schultz brings 10 years of experience to the Senior Care Industries Inc., management team. He has been closely involved with the California real estate market in partnership with Mr. Hart at Pacific Communities, where he structured all of the acquisitions for the company.

In addition, Mr. Schultz has had considerable experience in the money-lending and finance arenas. Mr. Schultz held the position of Senior Loan Officer at Seacoast Equities, where he specialized in multi-family construction lending, and senior housing lending in nine states, including California.

Mr. Schultz's employment for the prior 5 year period has been as the owner and manager of Pacific Communities in Riverside, California.

Robert Coberly:  Vice President Acquisitions

Mr. Coberly brings 8 years of real estate experience to the Senior Care Industries Inc., management team. Mr. Coberly will focus on retail and residential development with the company, utilizing his national network of contacts gained through his years with CB Commercial and Marcus & Millechap. Mr. Coberly has initiated and sold over $100,000,000 in real estate throughout the United States and will focus on the eastern U.S. for the Company.

Mr. Coberly's employment for the prior 5 year period has been as a real estate agent with CB Commercial and Marcus & Millechap, in Los Angeles, California.

Item 10.  Executive Compensation:

The officers and Directors are negotiating contracts.


Item 11.  Security Ownership of Certain Beneficial Owners & Management:

On October 19, 1999, the Board of Directors authorized the issuance of restricted stock to various members of the Board of Directors and officers of the corporation as an incentive bonus for work done by them toward the development of the company and in lieu of monetary compensation up to and through the date of the authorization. The shares which were authorized and the persons to whom the were issued are as follows:

Tom Reichman, President and Director, 100,000 shares

Stephen Reeder, Chairman, CEO and Director, 100,000 shares

Martin Richelli, Vice President and Director, 50,000 shares

Richard Hart, Vice President, 50,000 shares

Scott Brake, Director, 50,000 shares, to be issued to the Brake Trust dated April 15, 1998

Robert Coberly, Vice President, 50,000 shares

Kenneth Schultz, Vice President, 50,000 shares

David Tsai, Vice President, 100,000 shares, to be issued on his behalf to Mildred Properties, LLC.

Item 12.  Certain Relationships and Related Transactions:

On October 19, 1999, the Board of Directors authorized the issuance of restricted stock to various members of the Board of Directors and officers of the corporation as an incentive bonus for work done by them toward the development of the company and in lieu of monetary compensation up to and through the date of the authorization. The shares which were authorized and the persons to whom the were issued are as follows:

Tom Reichman, President and Director, 100,000 shares

Stephen Reeder, Chairman, CEO and Director, 100,000 shares

Martin Richelli, Vice President and Director, 50,000 shares

Richard Hart, Vice President, 50,000 shares

Scott Brake, Director, 50,000 shares, to be issued to the Brake Trust dated April 15, 1998

Robert Coberly, Vice President, 50,000 shares

Kenneth Schultz, Vice President, 50,000 shares

David Tsai, Vice President, 100,000 shares, to be issued on his behalf to Mildred Properties, LLC.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Senior Care Industries, Inc.
                                  (Registrant)


Dated: March 31, 2000

/S/ Stephen Reeder
-----------------------------------
Stephen Reeder

Chief Executive Officer & Director

Dated: March 31, 2000



/S/ Martin Richelli
-----------------------------------
Martin Richelli

Vice President and Director

Dated: March 31, 2000



/S/ John Semmens
-----------------------------------
John Semmens

Chief Financial Officer

Dated: March 31, 2000



/S/ Scott Brake
-----------------------------------
Scott Brake

Director