Form 10QSB
period 2000-03-31
SENIOR CARE INDUSTRIES INC
filed 2000-05-15
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB
                                   -----------


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
             For the quarterly period ended March 31, 2000
                                            --------------

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


State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1999: Common stock 7,412,904 shares Preferred Stock 400,000 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS


PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements.....................................  4/7

Item 2. Plan of Operation........................................  10/12

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................  13

Item 2. Changes in Securities....................................  14

Item 3. Defaults Upon Senior Securities..........................  14

Item 4. Submission of Matters to a Vote of Security Holders......  14

Item 5. Other Information........................................  14

Item 6. Exhibits and Reports on Form 8-K.........................  14

SIGNATURES.......................................................  15

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at March 31, 2000 and March 31, 1999

         Unaudited Statements of Operations for the three, six and nine month periods ended March 31, 2000.

         Unaudited Statements of Cash Flows for the six and nine month period ended March 31, 2000.

         Notes to the financial statements.

JOHN H. SPURGEON CPA                                           May 12, 2000
1787 E. Alosta Ave.
Glendora, CA  91740

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Senior Care Industries, Inc. (The Company)
Las Vegas, Nevada 89102

I have reviewed the Balance Sheet of Senior Care Industries, Inc., as of March 31, 2000 and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/S/ John H. Spurgeon CPA

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                                  BALANCE SHEET

                                     ASSETS

                                               March 31, 2000  December 31, 1999
                                               (Consolidated)   (Unconsolidated)
CURRENT ASSETS:

Cash                                           $    105,228        $     38,117
Deposits                                            110,859              45,000
Accounts receivable                                 554,603
Inventory                                           835,195
Loans receivable                                     66,862              12,550
Prepaid expenses                                     10,243               2,550
                                               -------------       -------------

Total current assets                              1,682,990              98,217
                                               -------------       -------------

PROPERTY AND EQUIPMENT:

Machinery and equipment                             776,291
Office equipment                                     17,681
Leasehold improvements                               28,933
Real estate                                      21,477,937          21,507,510
Capitalized interest                                 58,677
   Less accumulated depreciation                   (242,499)            (88,250)
                                               -------------       -------------

Total property and equipment                     22,117,020          21,419,260
                                               -------------       -------------

OTHER ASSETS:

Contracts receivable                              1,805,000           1,805,000
Air quality permits                                 770,000
Goodwill                                          1,684,770
                                               -------------       -------------

Total other assets                                4,259,770           1,805,000
                                               -------------       -------------

TOTAL ASSETS                                   $ 28,059,780        $ 23,322,477
                                               =============       =============

See accompanying notes and auditors' report.


                                  SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                                                 BALANCE SHEET

                                             LIABILITES AND EQUITY

                                                                       March 31, 2000  December 31, 1999
                                                                       (Consolidated)   (Unconsolidated)
CURRENT LIABILITIES:

Accounts payable                                                       $    347,550
Wages payable                                                                24,717
Payroll taxes payable                                                         3,676
Income taxes payable                                                         72,480
Sales tax payable                                                               186
Current portion of real estate loans                                         51,562               77,407
                                                                       -------------        -------------

Total Current Liabilities                                                   500,171               77,407
                                                                       -------------        -------------

NON-CURRENT LIABILITIES:

Real estate loans                                                        12,718,652           12,637,262
Notes payable                                                             2,922,610              700,000
                                                                       -------------        -------------

Total liabilities                                                        16,141,433           13,414,669
                                                                       -------------        -------------
EQUITY:

Series A convertible preferred stock-convertible, $.001 par value
34,500 shares authorized, 34,500 shares issued and outstanding                   34                   34
Series B convertible preferred stock, $.001 par value,
5,000,000 shares authorized, 400,000 shares issued and outstanding              400                  400
Common stock, $.001 par value, 25,000,000 share
authorized, 7,412,904 shares issued and outstanding                           7,412                6,662
Additional paid in capital                                               13,200,188           11,259,517
Accumulated deficit                                                      (1,289,687)          (1,358,805)
                                                                       -------------        -------------

Total stockholders' equity                                               11,918,347            9,907,808
                                                                       -------------        -------------

TOTAL LIABILITES AND STOCKHOLDERS' OWNER'S EQUITY                      $ 28,059,780         $ 23,322,477
                                                                       =============        =============

See accompanying notes and accountants' report.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              January 1, 2000   January 1, 1999
                                                    to               to
                                              March 31, 2000   December 31, 1999
                                              (Consolidated)    (Unconsolidated)
REVENUE

Sales                                           $  1,322,348       $  1,850,000
Rents                                                123,013            100,428
Less:  returns & discounts                           (36,909)
                                                -------------

Total Revenues                                     1,408,452          1,950,428
                                                -------------      -------------

COST OF SALES

Beginning inventory                                2,341,685
Materials                                            602,246
Direct labor                                         216,950
Overhead:
         Payroll taxes                                24,110
         Insurance                                    24,840
         Freight                                       9,340
         Depreciation - equipment                     55,204
Less: ending inventory                            (2,430,723)
                                                -------------

Total cost of sales                                  843,652
                                                -------------

Gross profit                                         564,800          1,950,428
                                                -------------      -------------

COSTS AND EXPENSE

Cost of units sold                                                    1,213,414
Selling, general and administrative                  325,662             62,314
Depreciation expense - buildings                      22,062             88,250
Interest expense                                      59,796             81,433
Property tax                                          15,959              4,200
                                                -------------      -------------

         Total costs and expenses                    423,479          1,449,611
                                                -------------      -------------

Net income                                           141,321            500,816
                                                =============      =============
Weighted average
Number of common
Shares outstanding:
                  Basic                            7,412,154          4,826,979
                  Diluted                         12,410,821          9,783,566
         Net Income
         Per Share
                  Basic                         $       .019       $       .104
                  Diluted                       $       .011       $       .051

See accompanying notes and accountants' report.


                             SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              January 1, 2000   January 1, 1999
                                                                    to               to
                                                              March 31, 2000   December 31, 1999
                                                              (Consolidated)    (Unconsolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income or (loss) from operations                            $   141,321        $   500,816

Adjustments to reconcile net income
To net cash provided:

Depreciation expense                                                 77,253             88,250
Change in current assets                                            (88,337)           (60,100)
Change in current liabilities                                         9,038
Accounts receivable                                                   4,122         (1,805,000)
                                                               -------------       ------------

         Net cash flow provided by operating
         Activities:                                                143,397         (1,276,034)
                                                               -------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES:

         Net cash used in investing activities                            0                  0

CASH FLOWS FROM  FINANCING ACTIVITIES:

Cash in from loans                                                  226,705          1,611,241
Cash out for loans                                                 (302,990)          (297,922)
                                                               -------------       ------------

         Net cash used by financing activities                      (76,285)         1,313,319
                                                               -------------       ------------

Net increase in cash                                                 67,112             37,285

Balance at beginning of period                                       38,117                832


Balance at end of period                                        $   105,229        $    38,117
                                                                ============       ============

See accompanying notes and accountants' report.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2000

NOTE 1 - ACCOUNTING POLICIES AND PROCEDURES

1. The Company uses the accrual method of accounting, recording revenues when a transaction occurs where the Company has a reasonable expectation of receiving the revenue.

2. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

3. The cost of equipment real property improvements are depreciated over the estimated useful life of the asset utilizing the straight line method of depreciation.

4. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

5. The Company has a net operating loss carry forward as of December 31, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The Company's marginal tax rate is 34%. The Company's effective tax rate is 0% due to the tax loss carry forward.

6. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. "SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At December 31, 1999, management determined that there has been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived assets impairments.

NOTE 2 - ACQUISITION

On May 1, 2000 the Company purchased Nobel Furniture, Inc. (Nobel) for 750,000 shares of Company common stock valued at $3,187,500. The combination will be accounted for by the purchase method. Accordingly, the Company will record assets acquired at their fair values. The effective date of this combination was agreed to as January 1, 2000. Therefore the results of operations of Nobel will be included in the income statement of the Company beginning January 1, 2000.

NOTE 3 - SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company acquired Nobel furniture, Inc. as discussed in note 2. Nobel manufactures furniture for the national market.

Selected information for the three months ending March 31, 2000

                                Furniture manufacturer             Senior Care
                                ----------------------             -----------

Gross sales                                 $1,322,349                $123,013
Operating income                               231,986                 (90,665)
Assets                                       1,684,774              26,375,006
Liabilities                                  3,422,781              12,718,652

NOTE 4 - EARNINGS PER SHARE

Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants, are included in the computation of diluted net income per common share to the extent such shares are dilutive.

         Numerator:
                  Numerator for basic earnings per share - net profit          $   141,321
                                                                               ------------
                  Numerator for diluted earnings per share - net profit            141,321
         Denominator:
                  Denominator for basic earnings per share - weighted
                  Average shares outstanding                                     7,412,154
                                                                               ------------
                  Denominator for diluted earnings per share - weighted
                  Average shares outstanding                                    12,410,821
                                                                               ------------

                          SENIOR CARE INDUSTRIES, INC.
                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2000

                                     Assets


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principal for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed December 23, 1999. The audited financial statements in the Form 10-SB covered to the close of business as of August 31, 1999. You may also refer to the Company's Annual Report, 10KSB, filed March 29, 2000 which has audited financial statements and footnotes.

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

On April 28, 2000, the Company purchased all of the outstanding stock in Nobel Concepts Fidelity, Inc., a furniture manufacturing company in San Diego, California. The effective date of the purchase was January 1, 2000 and the income and expense of that corporation is reflected on the first quarter income statement for Senior Care Industries, Inc.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     On April 25, 2000, the Company was named as a defendant in a bankruptcy court adversary proceeding in the matter of Willy Farah, Debtor, United States Bankruptcy Court, District of New Jersey, Case No. 98-44940 (NLW), Robert B. Wasserman, Chapter 7 Trustee v. Willy Farah, Madeline Farah, Aziz Holdings, Inc., Senior Care Industries, Inc., First American Stock Transfer, Inc. and Asia Bank, N.A. The complaint seeks to avoid the transfer of certain shares in Senior Care Industries, Inc. presently held by Madeline Farah and Aziz Holdings, Inc. and seeks injunctive relief and to sell the stock pursuant to Section 363(h) of the Bankruptcy Code [11 U.S.C. Section 101, et seq.]. The Chapter 7 Trustee seeks to enjoin the transfer of a total of 800,000 unregistered and restricted shares which Madeline Farah and Aziz Holdings, Inc. own in Senior Care Industries, Inc. The Trustee claims that those shares are properly the property of the debtor's estate. Madeline Farah and Aziz Holdings, Inc. claim that they are not property of the estate of Willy Farah. Senior Care Industries, Inc. takes no position on the matter. Pending a determination of the claims of the various parties, on April 28, 2000, the Bankruptcy Court has temporarily enjoined and restrained the stock transfer agent for Senior Care Industries, Inc., First American Stock Transfer, Inc. from transferring any of the shares in question until a full hearing on the matter which was set for June 7, 2000.

     Lawrence R. Young & Associates, P.C., Lawrence R. Young, Esq., has informed the Company that following an analysis of the complaint filed by the Trustee, it appears that the only purpose in naming Senior Care Industries, Inc. as a defendant in the adversary proceeding was to restrict the transfer of any shares which were owned by Madeline Farah and Aziz Holdings, Inc. until their true ownership could be determined. The Company has retained Mr. Young to represent its interest in the matter.

Item 2.    Changes in Securities

     The following issuance of securities was made pursuant to an S-8 Registration which was filed on April 8, 2000 for securities issued during the first quarter:

The following persons and entities acquired shares in the Company pursuant to a compensatory benefit plan with SENR for legal and consulting services they provided to SENR and received shares as set forth below:

                         NUMBER OF      NUMBER OF                    % OF SHARES
                         SHARES         SHARES         NUMBER OF     OWNED BY
SELLING                  OWNED          REGISTERED BY  SHARES OWNED  SHAREHOLDER
SHAREHOLDERS(1)          BEFORE SALE    PROSPECTUS     AFTER SALE    AFTER SALE
-----------------------  -------------  -------------  ------------  -----------

Globalwide                   7,000       7,000            -0-            -0-
Investment Co., LLC (1)
-----------------------  -------------  -------------  ------------  -----------

Defined Holding
Corporation (2)             50,000      50,000            -0-            -0-
-----------------------  -------------  -------------  ------------  -----------

American Accounting
& Auditing, Inc. (3)        50,000      50,000            -0-            -0-
-----------------------  -------------  -------------  ------------  -----------


(1) Brian Dvorak, Esq., is the managing member of Globalwide Investment Co. LLC and performed consulting services for SENR and has chosen to take his fees through the investment company.

(2) Defined Holding Corporation is the agent for Public Securities Services, Inc. who performed consulting services for SENR in connection with the drafting and filing of all of its current reports with the Securities and Exchange Commission. Lawrence R. Young, Esq. is an attorney who passed upon this offering is a beneficial owner of 50% of the outstanding stock in Defined Holding Corporation, the agent for Public Securities Services, Inc. John Cruickshank is the other 50% owner of stock in Defined Holding Corporation.

(3) American Accounting and Auditing, Inc. performed accounting and consulting services for SENR.


All other issuances of the Company's securities were disclosed in its Annual Report, 10-KSB, filed on March 27, 2000.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           The following 8-K Reports were filed by the Company which relate to the first quarter of 2000:

         An 8-K Report filed on April 21, 2000 noting changes in the Company's certifying accountants.

         An 8-K Report filed on May 8, 2000 noting Resignation of Registrant's Director and Officer, Tom Reichman, noting the appointment of Stephen Reeder as President, John Cruickshank as Senior Vice President and the naming of two new directors.

         An 8-K Report filed on May 15, 2000 noting the acquisition by the Company of Nobel Concepts Fidelity, Inc., a furniture manufacturing company.

         All of the above noted 8-K Reports are incorporated herein by reference as though fully set forth.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Senior Care Industries, Inc.
                                          ----------------------------

Date: May 15, 2000                        /s/     Stephen Reeder
                                          ----------------------------
                                          Stephen Reeder
                                          Chief Executive Officer