Form 10KSB/A
period 1999-12-31
SENIOR CARE INDUSTRIES INC
filed 2000-06-27
CIK 1095175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - KSB
                                Amendment No. 1


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

INDEPENDENT AUDITOR'S REPORT

Board of Directors                                                 June 22, 2000
Senior Care Industries, Inc. (The Company)
Las Vegas, Nevada 89102

I have audited the Balance Sheet of Senior Care Industries, Inc., as of December 31, 1999, (as restated - see Note 2) and the related Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended (as restated - see
Note 2). These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Senior Care Industries, Inc., as of December 31, 1999, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ John H. Spurgeon CPA

                          SENIOR CARE INDUSTRIES, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                               December 31, 1999
                                                               -----------------
                                                     (as restated  - see Note 2)
CURRENT ASSETS:

Cash                                                               $     38,117
Prepaid expenses                                                          2,550
                                                                   -------------

Total current assets                                                     40,667
                                                                   -------------

PROPERTY:

Real estate                                                          15,544,857
Accumulated depreciation                                                (22,222)
                                                                   -------------

Total property                                                       15,522,635
                                                                   -------------

OTHER ASSETS:

Investment in LLC                                                     3,234,000
                                                                   -------------


TOTAL ASSETS                                                       $ 18,797,302
                                                                   =============




See accompanying notes and auditor's report.

                          SENIOR CARE INDUSTRIES, INC.

                                  BALANCE SHEET

                       LIABILITES AND STOCKHOLDERS' EQUITY

                                                                   December 31, 1999
                                                                   -----------------
                                                              (as restated - see Note 2)
CURRENT LIABILITIES:

Current portion of real estate loans                                 $    200,110
                                                                     -------------

Total current liabilities                                                 200,110


NON-CURRENT LIABILITIES:

Real estate loans, net of current portion                               9,635,613
Note payable and accrued interest                                         765,333
                                                                     -------------

Total liabilities                                                      10,600,946
                                                                     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Series A convertible preferred stock, $0.001 par value
34,500 shares authorized 34,500 shares issued and outstanding                  34
Series B convertible preferred stock, $0.001 par value,
5,000,000 shares authorized, 400,000 shares issued and outstanding            400
Common stock, $0.001 par value, 25,000,000 shares
authorized, 6,662,154 shares issued and outstanding                         6,662
Additional paid in capital                                             10,262,533
Accumulated deficit                                                    (2,073,273)
                                                                     -------------

Total stockholders' equity                                              8,196,356
                                                                     -------------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                            $ 18,797,302
                                                                     =============


See accompanying notes and auditor's report.


                               SENIOR CARE INDUSTRIES, INC.

                                 STATEMENTS OF OPERATIONS

                                      For Years Ended

                                                              December 31, 1999 December 31, 1998
                                                              ----------------- -----------------
                                                          (as restated - see Note 2)
REVENUES:

Property rental                                                    $   100,428    $         0
                                                                   ------------   ------------


COSTS AND EXPENSES:

Selling, general and administrative                                    140,892              0
Depreciation expense                                                    22,222              0
Interest expense                                                       146,766              0
Property tax                                                             4,200              0
                                                                   ------------   ------------

         Total costs and expenses                                      314,080              0
                                                                   ------------   ------------


Ordinary loss                                                         (213,652)             0

Loss on discontinued operation, net of tax of $0                       (20,816)             0
                                                                   ------------   ------------

Net loss                                                           $  (234,468)   $         0
                                                                   ============   ============

Weighted average number of common shares outstanding:
                  Basic and diluted                                  4,784,546        182,032
                                                                   ============   ============
         Net loss attributable to common shareholders per share:
                  Basic and diluted                                $     (0.05)   $      0.00
                                                                   ============   ============



See accompanying notes and auditor's report.

                               SENIOR CARE INDUSTRIES, INC.

                                  STATEMENT OF CASH FLOWS

                                    For the Year Ended

                                                                             December 31, 1999  December 31, 1998
                                                                             -----------------  -----------------
                                                                         (as restated - see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $  (234,468)   $         0

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation expense                                                                   22,222              0
Loss on discontinued operation                                                         20,816

Changes in operating assets and liabilities:

Prepaid expenses                                                                       (2,550)
Accrued interest expense                                                               65,333
                                                                                  ------------   ------------
         Net cash used in operating  activities                                      (128,647)             0
                                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Costs of real estate construction                                                  (3,884,857)             0
                                                                                  ------------   ------------

         Net cash in investing activities                                          (3,884,857)             0

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash                                                            5,000              0
Proceeds  from construction/real estate loans                                       4,045,789              0
                                                                                  ------------   ------------

         Net cash provided by financing activities                                  4,050,789              0
                                                                                  ------------   ------------

Net increase  in cash                                                                  37,285              0
Cash at beginning of period                                                               832            832
                                                                                  ------------   ------------

Balance at end of period                                                          $    38,117    $       832
                                                                                  ============   ============

Supplemental disclosure of cash flow information
     Cash paid during the year for:
                  Interest expense,
                  Net of amounts capitalized    $81,433
                                                =======

Supplemental disclosure of non-cash investing and financing activities:
     The Company acquired the following assets
     and assumed liabilities for common and preferred shares during 1999:
                  Real estate                        $11,660,000
                  Investment in LCC                    3,234,000
                  Real estate loans                   (5,789,824)
                  Note payable                          (700,000)
                                                     ------------
                                                     $ 8,404,176
                                                     ============


See accompanying notes and auditor's report.

                                                   SENIOR CARE INDUSTRIES, INC.

                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Years Ended December 31, 1998 and 1999

                           Series A          Series B                            Additional                    Total
                           Preferred Stock  Preferred  Stock    Common    Stock    paid-in     Accumulated  Stockholder's
                            Shares   Amount  Shares    Amount   Shares    Amount   capital       Deficit       Equity
                           ----------------------------------------------------------------------------------------------
Balances as of
December 31, 1998
and 1997                     34,500  $   34       -    $    -    182,032  $  182  $ 1,860,237  ($1,838,805)  $   21,648

Common stock
issued for cash                   -       -        -        -  5,000,000   5,000            -            -        5,000

Stock issued for net
assets  purchased from
East-West Community
Developer, Inc.                   -       -  400,000      400  1,480,122   1,480    8,402,296            -    8,404,176
(as restated - see Note 2)

Net loss                          -       -        -        -          -       -            -     (234,468)    (234,468)
(as restated - see Note 2)

Balances as of
December 31, 1999            34,500  $   34  400,000   $  400  6,662,154  $6,662  $10,262,533  ($2,073,273)  $8,196,356
                             ===========================================================================================





See accompanying notes and auditor's report.

                          SENIOR CARE INDUSTRIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                December 31, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 26, 1968 under the laws of the State of Idaho as Golden Chest, Inc. ("the Company"). During all of 1998 and through April 1999, the Company was inactive.

On April 2, 1999, the Company transferred its existing assets and liabilities to Paymaster Resources Incorporated. The net book value of these assets and liabilities totaled $20,816, which is recorded as a loss from discontinued operations in the accompanying statement of operations.

On April 2, 1999, the Company Board of Directors authorized a 1 for 100 reverse stock split of the Company's $0.10 par value common stock. On April 3, 1999, the Company's Board of Directors approved increasing the authorized common stock to 25,000,000 shares at $0.001 par value and increasing the authorized preferred stock to 5,000,000 shares at $0.001. For purposes of comparison, all financial statements reflect the retroactive effects of the reverse split and the changes in par value and authorized common and preferred stock.

On April 30, 1999, the Company completed an asset purchase agreement where it purchased the assets and assumed the liabilities of East-West Developer, Inc. ("East-West") for a note payable of $700,000, 1,480,122 shares of common stock, and 400,000 shares of Series B preferred stock. The total value of the acquisition of $8,404,176 was based on the book value of net assets of East-West, which consist of real estate assets that were recently appraised and related real estate loans. Management felt that the recent appraisals where sufficient determinants of value as of the acquisition date.

On August 26, 1999, the Company changed its name to Senior Care Industries, Inc. and the corporate situs to Nevada.

The Company previously reported its financial statements under SFAS 7 as a developmental stage company. During fiscal 1999, the Company is no longer considered in the development stage as it now generates income from its intended sources.

The Company has a loss of $234,468 for the year ended December 31, 1999 and an accumulated deficit of $2,073,273 at December 31, 1999. Management believes its rental operations, acquisitions (see Note 12) and anticipated sales of condominium units beginning in the second half of 2000 will be sufficient to fund its operations and meet its working capital requirements through the end of 2000 and beyond. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds where needed, or that such funds, if available, can be obtained on terms satisfactory to the Company.

NOTE 2 - RESTATEMENT OF 1999 FINANCIAL STATEMENTS

Subsequent to the issuance of its 1999 audited financial statements, the Company determined that several transactions were incorrectly recorded on these financial statements.

         The estimated fair value of the properties acquired from East-West was incorrectly calculated. Based on updated information, the net assets acquired have been recorded at $8,404,176 instead of the previously reported $9,400,610. The difference is comprised of a $2,728,653 reduction in real estate assets and a $1,732,219 reduction in real estate loans. The real estate sales were incorrectly recorded in 1999. Based upon updated information real estate sales in the amount of $1,850,000 were determined to be prematurely recorded and removed. The related cost of real estate sales in the amount of $1,213,415 was also removed as premature. In addition, related the accounts receivable in the amount of $1,805,000 and related deposits and other receivables in the amount of $57,550 were removed.

         Depreciation was incorrectly calculated. Based upon updated information the total depreciation has been restated to $22,222 instead of the previously recorded $88,250.

         Interest expense was inadvertently omitted. Based upon updated information the total interest has been recorded at $146,766.

         The transfer of assets to Paymaster was properly recorded as a loss on discontinued operation in the amount of $20,816 instead of the previously recorded equity distribution.

NOTE 3 - ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures are as follows:

a. The Company uses the accrual method of accounting, recording revenues when a transaction occurs where the Company has a reasonable expectation of receiving the revenue. In reporting sales of real estate, the Company follows the accounting principles prescribed by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Profits are recognized when title has passed, the buyer has made a substantial commitment, the usual risks and rewards of ownership have been transferred to the buyer and the terms of any notes received from the buyer give the Company reasonable assurance of collection.

b. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

c. The cost of buildings and improvements are depreciated over the estimated useful life when they are placed in service. The Company utilizes the straight-line method of depreciation calculated over thirty years.

d. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

e. The Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1999. The Company considers the carrying value of such amounts in the financial statements (cash, real estate loans and note payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization and interest rates, which approximate current market rates.

f. The Company has net operating loss carry forwards as of December 31, 1999 that results in a deferred tax asset of approximately $94,000. The Company has recorded a valuation allowance of $94,000 against the asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for income taxes." The Company will review its need for a provision for income taxes after each operating quarter and each period for which a statement of operations is presented. The Company's marginal tax rate is 0% as a result of the valuation allowance.

g. Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of convertible preferred stock and options, are included in the computation of diluted net income per common share to the extent such shares are dilutive. As the Company has a loss for the year ended December 31, 1999, no incremental shares are included in the computation as their effect would be anti dilutive.

h. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At December 31, 1999, management determined that there has been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairments.

NOTE 4 - REAL ESTATE

Real estate is made up of the following at December 31, 1999:

Rental property                                              $ 1,800,000
Construction in progress                                      13,744,857
                                                             -----------
                                                             $15,544,857
                                                             ===========

Included in construction in progress is construction - period interest totaling $610,112 which is capitalized in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs."

Construction in progress is comprised of the following projects at December 31, 1999:

Albuquerque, New Mexico
-----------------------
The Company is constructing a 56 unit age restricted apartment complex. This project has a planned budget of $2,350,000 with an expected completion date of January 2001. As of December 31, 1999 only sewer, curb and water improvements had been completed.

Las Vegas, Nevada
-----------------
The Company is has committed to building four separate 8,000 square foot office buildings in Las Vegas, Nevada. As of December 31, 1999 one office building has been completed and fully leased. Management occupies a portion of the completed building. The project has a planned budget of $3,600,000, of which approximately $3,100,000 has been used as of December 31, 1999.

Monterey Park, California
-------------------------
The Company is constructing a 46 unit Senior Condominium Project (Evergreen Manor II), in Monterey Park, California. Ten units have been reserved as of December 31, 1999 for a total sales price of $1,850,000. The project has a planned budget of $4,975,000. As of December 31, 1999 approximately $2,675,583 of the planned budget has been used.

NOTE  5 - MORTGAGE DEBT

The Company has mortgage obligations as summarized below.

Friendly Bear Property
----------------------
A secured term loan with a bank, bearing interest at 8.5%, payable in equal monthly installments of $17,312.
Balloon payment due 2009.                                            $2,139,435

Signature Property
------------------
A construction loan with a mortgage company,
bearing interest at 12.5% payable in interest only
monthly installments of $26,695. Balloon payment
due June 1, 2001.                                                     2,297,025

Pecos Russell
-------------
A construction loan with a mortgage company,
bearing interest at 12.5% payable in interest only
monthly installments of $11,219. Balloon payment due
January 2000. The loan was refinanced with a bank bearing
interest at 9.25% payable in monthly installments of principal of $9,400 plus interest through December 2009. Balloon payment due
January 2010.                                                         1,760,000

Broadway Property
-----------------
A 1st trust deed loan with a bank, bearing
interest at 8.375% payable in monthly installments
of principal and interest of $7,116 through March 2027.                 692,079

A 2nd trust deed loan with a bank, bearing interest
at 11% payable in monthly installments of principal
and interest of $2,200 through January 2001. Balloon
payment due February 2001.                                              311,789

NOTE 5 - MORTGAGE DEBT CONTINUTED

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing interest
at prime plus 1.25% payable in interest only monthly
installments of $17,538. Balloon payment due
February 2001.                                                        2,635,285
                                                                     -----------
                                                                      9,835,613
Less current portion                                                   (200,110)
                                                                     -----------

Total                                                                $9,635,503
                                                                     ===========

Minimum maturities of notes payable (after considering the refinanced loan above) are as follows:

         2000                                                   $   200,110
         2001                                                     5,376,559
         2002                                                       169,300
         2003                                                       170,900
         2004 and thereafter                                      3,918,744
                                                                ------------
                                                                $ 9,835,613
                                                                ============

In addition, the Company as part of the asset purchase agreement, agreed to issue to a non-related third party a $700,000 note with principal and accrued interest due on March 29, 2002. The note has no pre-payment penalty and an interest rate of 14%.

NOTE 6 - COMMON STOCK

On April 7, 1999 the Company issued 5,000,000 shares of stock for $5,000 in cash. The Company presently has 6,662,154 shares of Common Stock issued and outstanding.

At December 31, 1999, there were 546, 890 shares of common stock in the name of a predecessor company (TAP Resources Ltd) common stock which , if legally presented to the Company, would be converted into 6,836 shares of the Company's $0.001 par value common stock.

NOTE 7 - PREFERRED STOCK

SERIES A
--------
As of April 2, 1999 the Company had 34,500 of its Series A preferred stock, convertible at .12 shares of the Company's $0.001 par value common stock for 1 share of preferred. The Series A preferred shares have no preferences for the payment of dividends or liquidation preferences.

SERIES B
--------
On April 30, 1999 as part of the East-West purchase the Company issued 400,000 shares of its Series B preferred stock, par value $0.001, convertible at 5 shares of common stock for each share of preferred stock converted. The Series B preferred shares have no preferences for the payment of dividends or liquidation preferences.

NOTE 8 - LINE OF CREDIT

The Company has an unsecured $500,000 line of credit from a vendor. As of December 31, 1999 the Company has not borrowed any funds against it. The rate of interest agreed to is 14% per annum. The line of credit expires September 21, 2001.

NOTE 9 - COMMITMENTS

The Company has an equipment lease payable in monthly installments in the amount of $320 expiring in July 2002.

NOTE 10 - STOCK BENEFIT PLAN

In October 1999, the Company established a Stock Benefit plan for the benefit of certain officers and directors. In connection with the plan, the Company agreed to issue 550,000 shares of common stock after two years provided certain criteria are met. For the year ending 12/31/99, the Company has not recorded any expense related to this plan as the stock has not yet been issued or earned.

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the period January 1, 1999 to December 31, 1999.

         Numerator:
                  Numerator for basic loss per share - net profit     $(234,468)
                                                                      ==========
         Denominator:
                  Denominator for basic loss per share - weighted
                    average shares outstanding                        4,784,546
                                                                      ==========

NOTE 12 - SUBSEQUENT EVENTS

Acquisition
-----------
On May 1, 2000 the Company purchased the assets of Nobel Furniture Inc. (Nobel) for 750,000 shares of Company common stock valued at $3,000,000. The combination will be accounted for by the purchase method and accordingly, the Company will record assets acquired at their fair values. The effective date of this combination was agreed to as January 1, 2000. Therefore the results of operations of Nobel will be included in the income statement of the Company beginning January 1, 2000. The Company has not yet assessed the pro forma effect of this acquisition on its 1999 financial statements.

Litigation
----------
The Company has been named in litigation in the ordinary course of its business. Management believes the resolution of the matter will have an immaterial effect on the Company's financial position and results of operations.

NOTE 13  - STOCK OPTION

On April 5, 1999, in connection with the acquisition of East-West, the Company's Board of Directors authorized the Company to grant a consultant the right to subscribe for and purchase up to 5,000,000 shares of the Company's common stock, $0.001 par value at an exercise price of $0.00083333 per share expiring on April 5, 2001.

NOTE 14 - SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As the Company is currently in the early phase of its business plan, it does not yet have any reportable segments.

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


Dated: June 27, 2000

/S/ Stephen Reeder
-----------------------------------
Stephen Reeder

Chief Executive Officer & Director

Dated: June 27, 2000



/S/ Martin Richelli
-----------------------------------
Martin Richelli

Vice President and Director

Dated: June 27, 2000



/S/ John Semmens
-----------------------------------
John Semmens

Chief Financial Officer

Dated: June 27, 2000



/S/ Scott Brake
-----------------------------------
Scott Brake

Director