Form 10QSB
period 2000-06-30
SENIOR CARE INDUSTRIES INC
filed 2000-08-17
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB
                                   -----------


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
             For the quarterly period ended June 30, 2000
                                            --------------

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


State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2000: Common stock 9,591,654 shares


Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS


PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements..................................... F-1/8

Item 2. Plan of Operation........................................  4/6

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................    6

Item 2. Changes in Securities....................................    7

Item 3. Defaults Upon Senior Securities..........................    7

Item 4. Submission of Matters to a Vote of Security Holders......    7

Item 5. Other Information........................................    7

Item 6. Exhibits and Reports on Form 8-K.........................    8

SIGNATURES.......................................................    9

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at June 30, 2000 and June 30, 1999

         Unaudited Statements of Operations for the three month and six month periods ended June 30, 2000.

         Unaudited Statements of Cash Flows for the six and nine month period ended June 30, 2000.

         Notes to the financial statements.

                              FINANCIAL STATEMENTS
                          SENIOR CARE INDUSTRIES, INC.
                                   (Unaudited)
                                  June 30, 2000


                                    CONTENTS


Consolidated Balance Sheets                                           F - 2

Consolidated Statements of Income and Expense                         F - 4

Consolidated Statement of Stockholders' Equity                        F - 5

Consolidated Statements of Cash Flows                                 F - 6

Notes to the Financial Statements                                     F - 7

                         SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
--------------------------------------------------------------------------------------------
                                            ASSETS


                                                           DECEMBER 31, 1999   JUNE 30, 2000
                                                           (UNCONSOLIDATED)    CONSOLIDATED)
                                                           ----------------    -------------
Current assets:
    Cash                                                     $     38,117      $     30,329
    Deposits                                                            -           135,364
    Accounts receivable                                                 -           723,539
    Inventory                                                           -           852,554
    Prepaid expenses                                                2,550            29,867
                                                             -------------     -------------

      Total current assets                                         40,667         1,771,653
                                                             -------------     -------------

Construction in progress                                       13,744,857        15,273,812

Property and equipment
    Machinery and equipment                                             -         1,083,767
    Real estate                                                 1,800,000         1,800,000
    Less: accumulated depreciation                                (22,222)         (141,508)
                                                             -------------     -------------

      Total property and equipment                              1,777,778         2,742,259
                                                             -------------     -------------

Other assets:
    Investment in LLC                                           3,234,000         3,234,000
    Goodwill, net of accumulated amortization of $28,871                -         1,703,369
                                                             -------------     -------------

      Total other assets                                        3,234,000         4,937,369
                                                             -------------     -------------

      Total assets                                           $ 18,797,302      $ 24,725,093
                                                             =============     =============

     The accompanying notes are an integral part of the financial statements       F - 2

                                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 DECEMBER 31, 1999   JUNE 30, 2000
                                                                                 (UNCONSOLIDATED)    CONSOLIDATED)
                                                                                 ----------------    -------------
Current liabilities:
    Accounts payable                                                               $          -      $    438,816
    Accrued expenses                                                                          -            34,670
    Accrued interest                                                                          -           119,699
    Capital lease obligation-current portion                                                  -             8,876
    Current portion of real estate loans                                                200,000         6,984,328
    Notes payable - current portion                                                           -            56,125
                                                                                   -------------     -------------

      Total current liabilities                                                         200,000         7,642,514
                                                                                   -------------     -------------

    Real estate loans, net of current portion                                         9,635,613         4,334,136
    Notes payable, net of current portion                                               765,333         1,920,080
    Long-term accrued interest                                                                -            49,000
                                                                                   -------------     -------------
      Total liabilities                                                              10,600,946        13,945,730
                                                                                   -------------     -------------

 Stockholders' equity (Note 3):
    Series A convertible preferred stock, $.001 par value, 34,500 shares authorized, 34,500 and 0 shares issued and outstanding at December 31,
       1999 and June 30, 2000, respectively                                                  34                 -
    Series B convertible preferred stock, $.001 par value 5,000,000 shares authorized, 400,000 and 0 shares issued and outstanding at December 31,
       1999 and June 30, 2000, respectively                                                 400                 -
    Common stock, $.001 par value, 25,000,000 shares authorized,
       6,662,154 and 9,591,654 shares issued and outstanding at December 31,
       1999 and June 30, 2000, respectively                                               6,662             9,592
    Additional paid in capital                                                       10,262,533        13,186,316
    Accumulated deficit                                                              (2,073,273)       (2,416,545)
                                                                                   -------------     -------------

     Total stockholders' equity                                                       8,196,356        10,779,363
                                                                                   -------------     -------------

     Total liabilities and stockholders' equity                                    $ 18,797,302      $ 24,725,093
                                                                                   =============     =============

               The accompanying notes are an integral part of the financial statements       F - 3

                                        SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                    THREE MONTHS ENDED      THREE MONTHS ENDED     SIX MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30, 1999           JUNE 30, 2000         JUNE 30, 1999           JUNE 30, 2000
                                     (UNCONSOLIDATED)         (CONSOLIDATED)       (UNCONSOLIDATED)         (CONSOLIDATED)
                                     ----------------         --------------       ----------------         --------------
Revenue                                $          -           $  1,501,624           $          -           $  2,910,076
Cost of sales                                     -                953,401                      -              1,797,053
                                       -------------          -------------          -------------          -------------

Gross profit                                      -                548,223                      -              1,113,023
                                       -------------          -------------          -------------          -------------

Operating expense:
    Selling, general and
       administrative                             -                780,794                  1,342              1,122,415
    Depreciation and
       amortization                               -                 52,901                      -                 74,963
                                       -------------          -------------          -------------          -------------

      Total operating expenses                    -                833,695                  1,342              1,197,378
                                       -------------          -------------          -------------          -------------

Operating income                                  -               (285,472)                (1,342)               (84,355)
                                       -------------          -------------          -------------          -------------

Other income(expense):
    Interest expense                              -               (238,857)                     -               (298,653)
                                       -------------          -------------          -------------          -------------

Income before cumulative
   effect of change in
   accounting estimate                            -               (524,329)                (1,342)              (383,008)
                                       -------------          -------------          -------------          -------------
Cumulative effect of change
   in accounting estimates
   (Note 4)                                       -                 39,736                      -                 39,736
                                       -------------          -------------          -------------          -------------

Net loss                               $          -           $   (484,593)          $     (1,342)          $   (343,272)
                                       =============          =============          =============          =============
Earnings per share:
    Basic                              $          -           $      (.055)          $      (.001)          $      (.031)
                                       =============          =============          =============          =============

    Diluted                            $          -           $          -           $          -           $          -
                                       =============          =============          =============          =============

Weighted average shares
   outstanding                            4,859,419              8,732,476              2,649,021             11,028,392
                                       =============          =============          =============          =============

                    The accompanying notes are an integral part of the financial statements       F - 4

                                             SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                 SERIES A           SERIES B
                                CONVERTIBLE        CONVERTIBLE
                              PREFERRED STOCK    PREFERRED STOCK        COMMON STOCK
                             -----------------  -----------------  -----------------------
                                                                                             ADDITIONAL    RETAINED        TOTAL
                              NUMBER     PAR     NUMBER     PAR     NUMBER         PAR        PAID-IN      EARNINGS    STOCKHOLDERS'
                             OF SHARES  VALUE   OF SHARES  VALUE   OF SHARES      VALUE       CAPITAL      (DEFICIT)       EQUITY
                             ---------  ------  ---------  ------  ----------  -----------  ------------  ------------  ------------
Balance, December 31, 1999     34,500   $  34    400,000   $ 400   6,662,154   $    6,662   $10,262,533   $(2,073,273)  $ 8,196,356

Shares issued in
  acquisition (Note 4)              -       -          -       -     750,000          750     2,896,500             -     2,897,250

Shares issued for services
   (Note 3)                         -       -          -       -       7,000            7        29,022             -        29,029

Conversion of Series A and
  Series B Preferred Stock
  for common stock (Note 3)   (34,500)    (34)  (400,000)   (400)  2,172,500        2,173        (1,739)            -             -

Net loss                            -       -          -       -           -            -             -      (343,272)     (343,272)
                             ---------  ------  ---------  ------  ----------  -----------  ------------  ------------  ------------

Balance, June 30, 2000 -
  consolidated                      -   $   -          -   $   -   9,591,654   $    9,592   $13,186,316   $(2,416,545)  $ 10,779,363
                             =========  ======  =========  ======  ==========  ===========  ============  ============  ============

                         The accompanying notes are an integral part of the financial statements       F - 5

                          SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                        SIX MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30, 1999         JUNE 30, 2000
                                                        (UNCONSOLIDATED)       (CONSOLIDATED)
                                                        ----------------       --------------
Cash flows from operating activities:
  Net loss                                                $     (1,342)        $   (343,272)
                                                          -------------        -------------
Adjustments to reconcile net loss to cash used
by operating activities:
  Stock issued for services                                          -               29,029
  Depreciation and amortization                                      -               93,981
  Change in accounting estimate                                      -              (39,736)
Decrease (increase) in assets:
  Accounts receivable                                                -             (164,114)
  Inventory                                                          -             (106,397)
  Deposits                                                           -             (119,324)
  Construction in progress                                           -           (1,529,455)
Increase (decrease) in liabilities:
  Accounts payable trade                                             -               88,550
  Accrued liability                                                  -                6,074
  Other liability                                                    -                  196
  Taxes payable                                                      -              (19,625)
                                                          -------------        -------------

    Total adjustments                                           (1,342)          (1,760,821)
                                                          -------------        -------------
    Net cash used in operating activities                       (1,342)          (2,104,093)
                                                          -------------        -------------
Cash flows from financing activities:
  Net proceeds from debt                                             -            2,039,088
                                                          -------------        -------------

    Net cash provided by financing activities                        -            2,039,088
                                                          -------------        -------------
    Net decrease in cash                                        (1,342)             (65,005)

Cash, beginning of period                                          832               95,334
                                                          -------------        -------------
Cash, end of period                                       $       (510)        $     30,329
                                                          =============        =============
Cash paid for interest and taxes are as follows:
  Interest, net of amounts capitalized                    $          -         $    298,653
                                                          =============        =============
  Income taxes                                            $          -         $     19,624
                                                          =============        =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
INVESTING, AND FINANCING ACTIVITIES:
  Issuance of Common Stock for services                   $          -         $     29,029
                                                          =============        =============
  Issuance of Common Stock in acquisition                 $          -         $  2,897,250
                                                          =============        =============
  Issuance of Common Stock in conversion of
  preferred stock                                         $          -         $      2,173
                                                          =============        =============

      The accompanying notes are an integral part of the financial statements       F - 6

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 31, 1999 AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------


1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The financial statements of Senior Care Industries, Inc. and Subsidiary (the Company) as of June 30, 2000 and for the six months ended June 30, 2000 and 1999, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

2.       BASIS OF PRESENTATION
         ---------------------

         The consolidated financial statements at June 30, 2000, and for the six months then ended include the accounts of the Company and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated. The financial statements at June 30, 1999, and for the six months then ended were not consolidated.

3.       CAPITAL STOCK
         -------------

         CONVERSION OF PREFERRED STOCK
         -----------------------------

         In April 2000, the holders of Series A and B Convertible Preferred Stock converted its preferred stock on a 5 to 1 basis. This conversion required the Company to issue 2,172,500 additional common shares.

         STOCK ISSUED FOR SERVICES
         -------------------------

         In April 2000, the Company issued 7,000 common shares to Company consultants as compensation and recognized $29,029 in compensation expense.

4.       ACQUISITION AND CHANGE IN ESTIMATE
         ----------------------------------

         On April 6, 2000, the Company completed an asset purchase of Nobel Concepts - Fidelity, Inc. (a Delaware Corporation) (Nobel). Pursuant to the agreement, the Company issued 750,000 shares of common stock in exchange for 100% of the outstanding shares of Noble. The effective date of the acquisition was January 1, 2000.

         The Company accounted for the acquisition under the purchase method of accounting. The Company recorded a total of $1,732,240 in goodwill which is being amortized over 15 years. Subsequent to the acquisition, the Company appraised the value of the assets acquired, which resulted

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 31, 1999 AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------


4.       ACQUISITION AND CHANGE IN ESTIMATE (CONTINUED)
         ----------------------------------------------

         in a revision of the goodwill amount recorded and an adjustment of $39,736 for the six months ended June 30, 2000, for a change in the estimated value of the assets and the original amount of goodwill recorded by management. The Company recorded $28,871 in amortization expense for the six months ended June 30, 2000.

         The following unaudited Pro Forma Condensed Consolidated Statement of Income and Expense reflects adjustments to Senior Care Industries, Inc.'s historical income statement for the year ended December 31, 1999, to give effect to this acquisition.

         The accompanying unaudited Pro Forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the acquisition been in effect during the periods presented, or which may be reported in the future.

         The accompanying unaudited Pro Forma Condensed Consolidated Statement of Income and Expense should be read in conjunction with the historical financial statements and related notes thereto for Senior Care Industries, Inc.

         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE

                                                          FOR THE YEAR ENDED
                                                          DECEMBER 31, 1999
                                                          -----------------

                   Revenues                               $        100,428

                   Costs and expenses                              371,822
                                                          -----------------

                   Ordinary loss                                  (271,394)

                   Loss on discontinued operations                 (20,816)
                                                          -----------------

                   Net loss                               $       (292,210)
                                                          =================

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

On August 31, 1999, the Company completed an asset purchase agreement where it purchased the assets and liabilities of East-West Developer, Inc. for a note payable of $700,000 and 1,880,122 shares or Senior Care Industries, Inc.'s common stock which was issued directly to the property owners whose properties were sold to the Company through this transaction.

On April 28, 2000, the Company purchased all of the outstanding stock in Noble Concepts Fidelity, Inc., a furniture manufacturing company in San Diego, California. The effective date of the purchase was January 1, 2000 and the income and expense of that corporation is reflected on the first quarter income statement for Senior Care Industries, Inc.

Senior Care Industries is a diversified firm consisting of a real estate division a manufacturing division, and a pharmaceutical.nutriceutical division.

The Company's real estate division invests in, manages, and develops senior housing, and is a leader quality for-sale and rental, independent living age-restricted communities.

The Company's manufacturing division targets for acquisition, ancillary companies whose products and services are in high demand by Seniors such as medical device manufacturers, specialty food manufacturing companies and furniture manufacturing companies, enabling the firm to service seniors both in and out of its age restricted communities with its own products.

The Company's Nutriceutical and pharmaceutical division targets for acquisition nutriceutical and/or pharmaceutical manufacturing companies and web based health products distributors as a feeder to manufacture and sell the products through an "E-commerce" pharmacy. The Company's pharmaceutical division utilizes a program to include a full service web-based senior support system that sells direct to the consumer, related health products in the financial services sector, including life insurance, health insurance, dietary advice, holistic medical alternatives, water and air purification. The Company is finalizing a web-site and a support staff offering 24 hour access to these products and services once an acquisition closes.

Presently, the Company has no operations in the nutriceutical or pharmaceutical division but is actively seeking acquisitions in this area.

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

The company owns a 45% membership interest in a limited liability company which owns a development project in Delran, New Jersey. The first three phases of this development have already been completed and only the fourth phase which involves the development of a shopping mall is yet to be built.

The company will complete construction on a 44 unit senior condominium project in Monterey Park, California in October of 2000 known as Evergreen Manor II.

In addition, the Company owns and, or is under construction on projects located in the following communities and states:

1. a 57 unit Senior Apartment Project in Albuquerque, New Mexico which is in the beginning phase of construction.

2. a 25,000 square foot strip center known as Friendly Bear Plaza located in Las Vegas, Nevada which is a strip mall that is 95% leased to a variety of small businesses.

3. A 32,000 square foot office in Las Vegas, Nevada known as the Pecos Russell Commercial Center, a four building complex of which two buildings are presently complete and are leased with the third building presently under construction.

Also, the Company owns its office headquarters building at 410 Broadway in Laguna Beach, California known as Broadway Acacia and has tenants in the building in addition to corporate headquarters.

Additionally, the Company has entered into escrow on the purchase of a 15,000 acre site in the State of Tennessee which contains timber and substantial coal reserves. The Company intends to lease the timber for harvesting and replanting. It also intends to develop 1,000 acres of the land into a senior oriented fishing and outdoor sports resort along the banks of a river and stream that runs through the property.

The Company also has entered escrow on a 223 residential lot senior restricted housing development in San Jacinto approximately 40 minutes from Palm Springs and 10 minutes from Hemet, California.

Another project known as Flamingo 55 located in the City of Las Vegas, Nevada at the intersection of Flamingo Blvd. and Freeway 95 will build 55 senior restricted town homes. The Company intends to break ground on this project in November, 2000. Plans were submitted to the Clark County Planning Department on this project in early August, 2000.

By far the largest project presently being undertaken by the Company is the 715 acre project at the Lakes in Pahrump Valley, Nevada. This project which will take nearly 10 years to build eventually will comprise 2 golf courses, 2,000 residential housing units in a mixed use age restricted fully planned community. Escrow on this project was opened in July, 2000 and the plan development process is underway.

On August 7, 2000, the Company agreed to purchase the Bellflower Christian Retirement Center, a 99 unit retirement home in Bellflower, California.

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

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

     On April 25, 2000, the Company was named as a defendant in a bankruptcy court adversary proceeding in the matter of Willy Farah, Debtor, United States Bankruptcy Court, District of New Jersey, Case No. 98-44940 (NLW), Robert B. Wasserman, Chapter 7 Trustee v. Willy Farah, Madeline Farah, Aziz Holdings, Inc., Senior Care Industries, Inc., First American Stock Transfer, Inc. and Asia Bank, N.A. The complaint seeks to avoid the transfer of certain shares in Senior Care Industries, Inc. presently held by Madeline Farah and Aziz Holdings, Inc. and seeks injunctive relief and to sell the stock pursuant to Section 363(h) of the Bankruptcy Code [11 U.S.C. Section 101, et seq.]. The Chapter 7 Trustee seeks to enjoin the transfer of a total of 800,000 unregistered and restricted shares which Madeline Farah and Aziz Holdings, Inc. own in Senior Care Industries, Inc. The Trustee claims that those shares are properly the property of the debtor's estate. Madeline Farah and Aziz Holdings, Inc. claim that they are not property of the estate of Willy Farah. Senior Care Industries, Inc. takes no position on the matter. Pending a determination of the claims of the various parties, on April 28, 2000, the Bankruptcy Court has temporarily enjoined and restrained the stock transfer agent for Senior Care Industries, Inc., First American Stock Transfer, Inc. from transferring any of the shares in question until a further hearing on the matter.

Another lawsuit which is related to the above matter was brought in the Superior Court of New Jersey, Burlington County Law Division, Case No. BUR L-3667-99 by International Thermal Packaging as Plaintiff against CRT Corporation, American Auditors, LLC, Delran Associates, LLC, Senior Care Industries, Inc., Aspi K. Irani and Joseph Lipari.

International Thermal Packaging [ITP] claims that American Auditors, LLC borrowed $700,000.00 from ITP which is now due and owing. The money was to be secured by a portion of the Delran Associates membership interest owned by CRT Corporation at the time the loan was obtained. At a later time, the Delran membership interest which was owned by CRT Corporation was sold to Senior Care Industries, Inc. having been assigned to it in a package deal from East West Community Developer, Inc. Senior Care purchased a number of assets and assumed various liabilities from East West. However, Senior Care is not liable for the money owed to ITP and has never become obligated to pay the $700,000.00 loan which American Auditors, LLC obtained from ITP.

In the lawsuit, ITP requests that Senior Care impose a constructive trust on any proceeds which it may receive from the liquidation of its Delran membership interest or from dividends paid to it by Delran Associates. Senior Care has taken the position that it has no objection to an imposition of a constructive trust under those conditions and has offered to secure ITP's position with a security interest in its Delran membership interest. To date, that offer has not been accepted by ITP but is still on the table.

The $700,000.00 obligation is a portion of an obligation which Senior Care owes to East West Community Developer. That obligation becomes due on April 30, 2001.

The managing member of the Delran limited liability company has challenged the propriety of the transfer from Willy Farah's membership interest to Senior Care and claims that certain procedures which were required by the Operating Agreement were not followed when the transfer was made thus voiding the transfer. This issue has only been raised, to date, in a counter claim filed in the State Court action. Senior Care disputes this contention and has answered the allegations denying all of the facts set forth in the counter claim.

The Company has retained the services of Connell Foley, LLP, Attorneys at Law, 85 Livingston Ave., Roseland, NJ 07068, telephone (973) 535-5000, Fax No. (973) 535-9217. The attorneys primarily assigned to this matter are Peter Pizzi, Esq. and James Jacobus, Esq. of that firm. They have made appearances in both the bankruptcy litigation and in the state litigation brought by ITP.

Item 2.    Changes in Securities

     The following issuance of securities in the Company was made in exchange for the purchase of assets by the Company during the quarter ended June 30, 2000:

Cyrus Industries, Inc.              600,000 common shares
207 W. 138th Street
Los Angeles, CA 90061

Robert Eschwege                     150,000 common shares
495 Raleigh Ave.
El Cajon, CA 92020

All of these shares were issued in exchange for 100% of the ownership of Noble Concepts Fidelity, Inc. which is discussed in full in An 8-K Report filed on May 15, 2000 noting the acquisition by the Company of that furniture manufacturer.

All other issuances of the Company's securities were disclosed in its Annual Report, 10-KSB, filed on March 27, 2000 and in its first quarter Form 10QSB filed on May 15, 2000.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

The Company changed auditors effective on August 1, 2000 naming Mendoza and Berger, CPA"s, 25200 La Paz Road, Suite 111, Laguna Hills, CA 92653, telephone
(949) 598-8105 as its auditor to replace John Spurgeon, CPA who had been the Company's auditor until that date. The reason for the change in auditors is as follows:

The Company made application with the American Stock Exchange and in connection with that application, the analyst requested information regarding the status of the Company's auditor with AICPA as a member of the SEC practice section. The Company's auditor, John Spurgeon, CPA was admitted to the practice section on April 3, 2000. However, he had not undergone peer review. Because the work done to audit the Company's financial statements for the year 1999 was done prior to the admission to the practice section, it was determined that the audit should be redone after his admission and that the work should be reviewed by a member of the practice section who had already undergone peer review since the Company's auditor, John Spurgeon had not. For that reason, the Company engaged the firm of Corbin & Wertz to review Mr. Spurgeon's work for the year 1999 which would be reviewed by Corbin & Wertz, CPA's who were members of the practice section and had undergone peer review.

However, once the reviewed restated audit for 1999 was filed on an amended 10KSB/A on June 27, 2000, it was determined that a stub audit for the first quarter of the year 2000 would be required in lieu of a complete reaudit of the year 1999 since the review by Corbin & Wertz was not deemed sufficient. The Company then solicited bids from three auditing firms, all of whom were members of the SEC Practice Section of the AICPA. The lowest bid and the firm which the Company believed could complete the audit most readily was Mendoza & Berger whom the Company then engaged as its auditor to undertake that work and to become its regular auditor.

Item 6.    Exhibits and Reports on Form 8-K.

           The following 8-K Reports were filed by the Company which relate to the first and second quarter of 2000:

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

         An 8-K Report was filed on August 15, 2000 noting changes in the Company's certifying accountants as discussed hereinabove in Item 5.

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

                                          Senior Care Industries, Inc.
                                          ----------------------------

Date: August 17, 2000                     /s/     Stephen Reeder
                                          ----------------------------
                                          Stephen Reeder
                                          Chief Executive Officer