Form 10QSB/A
period 2000-03-31
SENIOR CARE INDUSTRIES INC
filed 2000-09-22
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                               Amendment No. 1 to
                                  FORM 10-QSB/A
                                   -----------


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

                                    CONTENTS


Consolidated Balance Sheets                                           F - 2

Consolidated Statements of Income                                     F - 4

Consolidated Statement of Stockholders' Equity                        F - 5

Consolidated Statements of Cash Flows                                 F - 6

Notes to the Financial Statements                                     F - 7



                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                     ASSETS
                                                         DECEMBER 31, 1999   MARCH 31, 2000
                                                         (UNCONSOLIDATED)   (CONSOLIDATED)
                                                           ------------      ------------
Current assets:
    Cash                                                   $    38,117       $    93,338
    Deposits                                                         -            65,859
    Accounts receivable                                              -           554,603
    Inventory                                                        -           744,957
    Other current assets                                         2,550             1,455
                                                           ------------      ------------

      Total current assets                                      40,667         1,460,212

Property held for resale:
    Construction in progress                                13,744,857         9,073,476

Property and equipment, net of accumulated depreciation      1,777,778         8,329,863

Other assets:
    Investment in LLC                                        3,234,000         3,234,000
                                                           ------------      ------------

      Total other assets                                     3,234,000         3,234,000
                                                           ------------      ------------

      Total assets                                         $18,797,302       $22,097,551
                                                           ============      ============



     The accompanying notes are an integral part of the financial statements


                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             DECEMBER 31, 1999   MARCH 31, 2000
                                                                              (UNCONSOLIDATED)   (CONSOLIDATED)
                                                                                -------------    -------------
Current liabilities:
    Accounts payable                                                             $         -     $    347,549
    Accrued expenses                                                                       -           27,566
    Current portion of real estate loans                                             200,000       10,751,073
    Notes payable - current portion                                                        -          111,959
    Lines of credit                                                                        -          656,517
    Capital lease obligation-current portion                                               -           12,839
                                                                                -------------    -------------

      Total current liabilities                                                      200,000       11,907,503
                                                                                -------------    -------------

    Real estate loans, net of current portion                                      9,635,613                -
    Notes payable, net of current portion                                            700,000          706,008
    Lines of credit, net of current portion                                                -          190,423
    Accrued interest on notes payable                                                 65,333           96,845
                                                                                -------------    -------------

      Total liabilities                                                           10,600,946       12,900,779

 Stockholders' equity :
    Series A convertible preferred stock, $.001 par value, 34,500 shares authorized, 34,500 shares issued and outstanding at December 31,
       1999 and March 31, 2000, respectively                                              34               34
    Series B convertible preferred stock, $.001 par value 400,000 shares authorized, 400,000 shares issued and outstanding at December 31,
       1999  and March 31, 2000, respectively                                            400              400
    Common stock, $.001 par value, 25,000,000 shares authorized,
       6,662,154 and 7,412,154 shares issued and outstanding at December 31,
       1999 and March 31, 2000, respectively                                           6,662            7,412
    Additional paid in capital                                                    10,262,533       11,494,890
    Accumulated deficit                                                           (2,073,273)      (2,305,964)
                                                                                -------------    -------------

     Total stockholders' equity                                                    8,196,356        9,196,772
                                                                                -------------    -------------

     Total liabilities and stockholders' equity                                 $ 18,797,302     $ 22,097,551
                                                                                =============    =============



     The accompanying notes are an integral part of the financial statements

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                              MARCH 31, 1999      MARCH 31, 2000
                                             (UNCONSOLIDATED)     (CONSOLIDATED)
                                               ------------         ------------

Revenue                                        $         -          $ 1,285,440
Cost of sales                                            -             (878,699)
                                               ------------         ------------

Gross profit                                             -              406,741
                                               ------------         ------------

Rental property income                                   -              123,701
                                               ------------         ------------

Operating expense:
    Selling, general and administrative              1,342              517,816
    Depreciation and amortization                        -               93,453
                                               ------------         ------------

      Total operating expenses                       1,342              611,269
                                               ------------         ------------

Operating loss                                      (1,342)             (80,827)
                                               ------------         ------------

Other income(expense):
    Interest expense                                     -             (151,864)
                                               ------------         ------------

Loss before provision for income taxes              (1,342)            (232,691)
Provision for income taxes                               -                    -
                                               ------------         ------------

Net loss                                       $    (1,342)         $  (232,691)
                                               ============         ============

Earnings per share:
    Basic                                      $     (.007)         $     (.031)
                                               ============         ============

Weighted average shares
   outstanding                                     182,032            7,412,154
                                               ============         ============


     The accompanying notes are an integral part of the financial statements


                                            SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
                                 SERIES A           SERIES B
                               CONVERTIBLE        CONVERTIBLE
                              PREFERRED STOCK    PREFERRED STOCK    COMMON STOCK
                              ----------------  ----------------  -----------------
                                                                                      ADDITIONAL       RETAINED        TOTAL
                               NUMBER     PAR     NUMBER    PAR    NUMBER     PAR       PAID-IN        EARNINGS     STOCKHOLDERS'
                              OF SHARES  VALUE  OF SHARES  VALUE  OF SHARES   VALUE     CAPITAL       (DEFICIT)        EQUITY
                              ---------  -----  ---------  -----  ---------  -------  ------------  -------------  -------------

Balance, December 31, 1999      34,500   $  34    400,000  $ 400  6,662,154  $ 6,662  $10,262,533   $ (2,073,273)  $  8,196,356

Shares issued in acquisition         -       -          -      -    750,000      750    1,232,357              -      1,233,107

Net loss                             -       -          -      -          -        -            -       (232,691)      (232,691)
                              ---------  -----  ---------  -----  ---------  -------  ------------  -------------  -------------

Balance, March                  34,500   $  34    400,000  $ 400  7,412,154  $ 7,412  $11,494,890   $ (2,305,964)  $  9,196,772
                              =========  =====  =========  =====  =========  =======  ============  =============  =============



     The accompanying notes are an integral part of the financial statements


                                  SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
=======================================================================================================

                                                                          THREE MONTHS     THREE MONTHS
                                                                              ENDED            ENDED
                                                                          MARCH 31, 1999  MARCH 31, 2000
                                                                         (UNCONSOLIDATED) (CONSOLIDATED)
                                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                                 $    (1,342)    $  (232,691)
                                                                           ------------    ------------
Adjustments to reconcile net loss to cash used by operating activities:
  Depreciation and amortization                                                      -          93,453
Decrease (increase) in assets:
  Accounts receivable                                                                -        (554,603)
  Inventory                                                                          -        (744,957)
  Deposits                                                                           -         (65,859)
  Prepaids                                                                           -           1,095
  Construction in progress                                                           -        (912,430)
Increase (decrease) in liabilities:
  Accounts payable trade                                                             -         347,549
  Accrued liability                                                                  -          27,566
  Accrued interest on notes payable                                                  -          96,845
                                                                           ------------    ------------

    Total adjustments                                                           (1,342)     (1,711,341)
                                                                           ------------    ------------

    Net cash used in operating activities                                       (1,342)     (1,944,032)
                                                                           ------------    ------------

Cash flows used by investing activities:
  Purchase of property and equipment                                                 -      (1,061,728
                                                                           ------------    ------------

      Net cash used by investing activities                                          -      (1,061,728)
                                                                           ------------    ------------

Cash flows from financing activities:
  Net proceeds from debt                                                             -       1,827,874
  Issuance of common stock                                                           -       1,233,107
                                                                           ------------    ------------

    Net cash provided by financing activities                                        -       3,060,981
                                                                           ------------    ------------

    Net decrease in cash                                                        (1,342)         55,221

Cash, beginning of period                                                          832          38,117
                                                                           ------------    ------------

Cash, end of period                                                        $      (510)    $    93,338
                                                                           ============    ============


Cash paid for interest and taxes are as follows:
  Interest, net of amounts capitalized                                     $         -     $   464,228
                                                                           ============    ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND
FINANCING ACTIVITIES:
  Issuance of Common Stock in acquisition                                  $         -     $ 1,233,107
                                                                           ============    ============

     The accompanying notes are an integral part of the financial statements

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------


1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The consolidated interim financial statements included herein have been prepared by the Company, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the management, are necessary for fair presentation of the information contained therein, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports.

         Results of operations for the interim periods are not indicative of annual results.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements at March 31, 2000, and for the three months then ended include the accounts of the Company and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated. The financial statements at March 31, 1999, and for the three months then ended were not consolidated.

3.       ACQUISITION
         -----------

         On June 30, 2000, the Company purchased Noble Concepts - Fidelity (Noble), a household furniture manufacturer for 750,000 shares of common stock valued at $1,233,107. The transaction is effective as of January 1, 2000 and was accounted for under the purchase method of accounting. The results of operations of Noble were included in the consolidated income statement of the Company beginning January 1, 2000 and the assets acquired were restated at their fair value. No goodwill was recorded.

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

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------

3.       ACQUISITION (CONTINUED)

         The accompanying unaudited Pro Forma Condensed Consolidated Statement of Income and Expense should be read in conjunction with the historical financial statements and related notes thereto for Senior Care Industries, Inc.

     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE

                                                              FOR THE YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              ------------------

              Revenues                                        $       4,630,457
                                                              ==================

              Loss from continued operations                  $         (98,418)

              Loss on discontinued operations                           (20,816)
                                                              ------------------

              Net loss                                        $        (119,234)
                                                              ==================

              Loss per share from discontinued operations     $           (.004)
                                                              ==================

              Net loss per share                              $           (.025)
                                                              ==================

4.       INVESTMENT IN LIMITED LIABILITY COMPANY
         ---------------------------------------

         As part of the purchase of East West Communities Developer (East West) the Company acquired a 45% interest in Delran Associates LLC ("LLC"). The LLC has invested in undeveloped land with an approximate appraisal value of $7,187,000. The Company's 45% interest in the LLC is valued at $3,234,000. On April 12, 2000, Delran Associates, LLC ("Delran") filed a claim against the Company, stating that it had a first right of refusal to purchase the 45% interest from East West pursuant to the terms of the Delran operating agreement. Delran is seeking to exercise its first right of refusal. In Management's opinion, the Company should prevail in this matter, although it is too early to predict the eventual outcome.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------



5.       REAL ESTATE LOANS AND NOTES PAYABLE
         -----------------------------------

         The Company has real estate and notes payable obligations as follows:

         REAL ESTATE LOANS
         -----------------
                                                                                DECEMBER 31, 1999    MARCH 31, 2000
                                                                                -----------------   -----------------
         Note payable to a bank, bearing interest at 8.5%, secured
         by Deed of Trust payable in equal monthly installments
         of $17,313, with a balloon payment due 2009                            $      2,139,435    $      2,130,711

         A construction loan with a mortgage company, secured by Deed of Trust bearing interest at 12.5% payable in interest only monthly installments of $26,695. Balloon payment
         due June 1, 2001                                                              2,297,025           2,297,025

         Note payable to a bank, bearing interest at 9.25%, secured by a Deed of
         Trust, payable in equal monthly installments
         of $9,090 with a balloon payment due December 2004                              990,000             996,090

         A construction loan with a bank, bearing interest at 12.75%, secured by a Deed of Trust, payable in interest-only monthly
         installments, with a balloon payment due May 2000                               770,000             990,000

         Note payable to an individual, bearing interest at 10%, secured by a second Deed of Trust, payable in interest-only monthly installments.
         Maturity on the note is upon completion
         of one of the Company's real estate projects.                                         -              40,000

         Note payable to a bank, secured by a Deed of Trust bearing interest at
         8.375% payable in monthly installments of principal
         and interest of $5,594 through March 2027.                                      692,079             690,538

         Note payable to a bank, secured by a second Deed of Trust loan with a bank, bearing interest at prime plus 5% payable in monthly installments of interest only of approximately
         $3,425 through February 2001. Balloon payment due February 2001.                311,789             311,789


                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------




5.       REAL ESTATE LOANS AND NOTES PAYABLE (CONTINUED)
         -----------------------------------

         REAL ESTATE LOANS (CONTINUED)
         -----------------
                                                                               DECEMBER 31, 1999     MARCH 31, 2000
                                                                                -----------------   -----------------

         A construction loan with a bank, secured by a second Deed of Trust, bearing interest at prime plus 1.25% payable in interest only monthly installments. Balloon payment due
         February 2001.                                                                2,635,285           3,294,920
                                                                                -----------------   -----------------

                                                                                       9,835,613          10,751,073
         Less: current portion                                                          (200,000)        (10,751,073)
                                                                                -----------------   -----------------

               Total                                                            $      9,635,613    $              -
                                                                                =================   =================


         The real estate loan agreements required the borrower to obtain consent from the lender prior to the transfer of the loans to the Company. No waivers have been obtained from those lenders to date. The loan agreement contains various remedies to the lenders, including the ability to call the loans. It is Management's opinion that such transfers are common place within the construction and development industry and no remedies by the lenders are anticipated. However, these loans have been classified as current in the financial statements due to aforementioned uncertainties.

         NOTES PAYABLE
         -------------

                                                              DECEMBER 31, 1999    MARCH 31, 2000
                                                              -----------------   -----------------
         A loan with a finance company, secured by related
         equipment, bearing interest at prime plus 2% per
         annum with a balloon payment of $74,984 plus all
         accrued interest due September 7, 2000.

         The loan was refinanced in September 2000, with a $100,000 term loan bearing interest of prime plus 3% per annum, payments of principal and interest of $2,100 due monthly through September 2003, secured
         by the Company's assets.                             $              -    $         85,404


                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------



5.       REAL ESTATE LOANS AND NOTES PAYABLE (CONTINUED)
         -----------------------------------

         NOTES PAYABLE (CONTINUED)
         -------------
                                                              DECEMBER 31, 1999    MARCH 31, 2000
                                                              -----------------   -----------------
         The Company has an unsecured note payable to a company owned by a former shareholder of Noble Concepts - Fidelity, Inc. ("Noble"), which the Company assumed in the purchase of Noble. (Note 3) The note payable bears an interest rate of 8.43% per annum, has monthly payments of interest and principal in the amount of $2,350 and is due on
         June 15, 2001.                                                      -              32,563

         The Company, as a part of an asset purchase agreement, agreed to issue to a third party a $700,000 note, accrued interest paid monthly beginning April 2001, principal and unpaid accrued interest due on
         March 29, 2002, or the date Evergreen Manor II, a project of the
         Company is sold out, whichever is earlier. The note has no prepayment
         penalty and bears an interest rate of 14% per annum.          700,000             700,000
                                                              -----------------   -----------------

                                                                       700,000             817,967
         Less: current portion                                               -            (111,959)
                                                              -----------------   -----------------

               Total                                          $        700,000    $        706,008
                                                              ================    =================

         Minimum maturities of notes payable at March 31, 2000 are as follows:
                                            REAL ESTATE LOANS  NOTES PAYABLE         TOTAL
                                             ---------------   ---------------   ---------------

                       2001                  $   10,751,073    $      111,959    $   10,863,032
                       2002                               -           706,008           706,008
                       2003                               -                 -                 -
                       2004                               -                 -                 -
               2005 and thereafter                        -                 -                 -
                                             ---------------   ---------------   ---------------

                                             $   10,751,073    $      817,967    $   11,569,040
                                             ===============   ===============   ===============

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------


6.       LINES OF CREDIT
         ---------------

         The Company has the following lines of credit available:
                                                              DECEMBER 31, 1999    MARCH 31, 2000
                                                              -----------------   -----------------
         An unsecured $500,000 line of credit from a vendor,
         bearing an interest rate of 14% per annum. The line
         of credit expires September 21, 2001.                $              -    $          4,995

         An unsecured $1,000,000 line of credit with a
         financial consultant of the Company, bearing interest
         at 14% per annum. Interest and principal are due on
         January 1, 2002.                                                    -             190,423

         A $1,000,000 revolving credit loan with a finance company, bearing interest at prime plus 2% per annum, which expired August 7, 2000. The line of credit was secured by the accounts receivable and inventory of the Company's Noble Furniture division.

         The revolving line of credit was refinanced in September 2000 with another $1,000,000 revolving credit facility with a finance company, bearing interest of the greater (a) prime plus 3% per annum or (b)
         12.5% per annum, secured by accounts receivable, inventory, and all of the assets of the Company. The revolving line of credit expires on the first anniversary of the loan and is automatically renewed each subsequent anniversary date unless either party terminates the
         agreement.                                                          -             651,522
                                                              -----------------   -----------------

                                                                             -             846,940
         Less: current portion                                               -            (656,517)
                                                              -----------------   -----------------

               Total                                          $              -    $        190,423
                                                              =================   =================

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------


7.       CAPITAL STOCK
         -------------

         PREFERRED STOCK
         ---------------

         The Company has 5,000,000 shares of $0.001 par value preferred stock authorized, which is allocated as follows:

              SERIES A CONVERTIBLE
              --------------------

              The Company has issued 34,500 shares of Series A $0.001 preferred stock. Each share of preferred stock is convertible into .12 shares of the Company's $0.001 par value common stock. The Series A Convertible Preferred Stock has no voting rights or dividend or liquidation preferences.

              SERIES B CONVERTIBLE
              --------------------

              The Company has issued 400,000 shares of Series B $0.001 par value preferred stock. Each share of Series B preferred stock is convertible into 5 shares of the Company's $0.001 par value common stock. The Series B Convertible Preferred Stock has no voting rights or dividend or liquidation preferences.


         CONVERSION OF PREFERRED STOCK
         -----------------------------

         In April 2000, the holders of Series A and B Convertible Preferred Stock converted its preferred stock on a 5 to 1 basis. This conversion required the Company to issue 2,172,500 additional common shares.

8.       INCOME TAXES
         ------------

         The Company incurred taxable losses for federal and state purposes for the period ended March 31, 2000. Accordingly, the Company did not incur any federal income tax expense for the period other than the minimum required taxes for state purposes.

         Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------



8.       INCOME TAXES (CONTINUED)
         ------------

         The Company's effective tax benefit on pretax loss differs from the U.S. Federal statutory tax rate for the period ended March 31, 2000 as follows:

              Federal statutory tax (benefit)                           (34.00%)
              State of California tax (benefit)                          (5.83%)
                                                            --------------------

                                                                        (39.83%)
                                                            ====================

         Significant components of the Company's deferred tax asset at March 31, 2000 is as follows:

                                                                   STATE OF
                                                   FEDERAL         CALIFORNIA
                                               ---------------   ---------------

           Net operating loss carryforwards    $      767,000    $       20,300
                                               ---------------   ---------------

                 Gross deferred tax assets            767,000            20,300

           Valuation allowance                       (767,000)          (20,300)
                                               ---------------   ---------------

                 Net deferred tax assets       $            -    $            -
                                               ===============   ===============

         At March 31, 2000, the Company had net operating loss carryforwards of approximately $2,306,000 related to federal and California state income taxes, which can be used to offset future federal and state taxable income from operations. These carryforwards will begin to expire in 2007 and will expire in 2020 for federal purposes and will expire in 2007 for state purposes.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2000, a valuation for the full amount of the net deferred tax asset was recorded due to the uncertainties as to amount of taxable income that would be generated in future years.

         Due to the "change in ownership" provisions in Internal Revenue Code
         Section 382, the availability of the Company's net operating loss carry forwards may be subject to an annual limitation against taxable income carry forwards.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
--------------------------------------------------------------------------------




9.       LITIGATION
         ----------

         An action was filed on April 12, 2000 naming the Company, as a successor to an unrelated company, that it is liable to a third party for a note entered into by that company in the amount of $923,208 plus accrued interest. The Company has denied this claim and is vigorously defending its position. Management believes that it will prevail in this matter, however discovery is in its early stages and the ultimate outcome of this proceeding cannot be predicted.

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

                                          Senior Care Industries, Inc.
                                          ----------------------------

Date: September 22, 2000                  /s/     Stephen Reeder
                                          ----------------------------
                                          Stephen Reeder
                                          Chief Executive Officer