Form 10QSB/A
period 2000-06-30
SENIOR CARE INDUSTRIES INC
filed 2000-11-14
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB
                                 Amendment No. 1
                                   -----------


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

                                 (949) 376-3125
                                 ---------------
                           (Issuer's telephone number)


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

                                FINANCIAL STATEMENTS
                             SENIOR CARE INDUSTRIES, INC.
                                   (Unaudited)
                                  June 30, 2000



                                TABLE OF CONTENTS

                                                           PAGE

BALANCE SHEET - ASSETS                                      4

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY        5

STATEMENT OF OPERATIONS                                     6

STATEMENT OF STOCKHOLDERS' EQUITY                           7

STATEMENT OF CASH FLOWS                                     8

NOTES TO FINANCIAL STATEMENTS                               9

                  SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000

                                     ASSETS

Current Assets
      Accounts receivable                                          $    723,540
      Inventory                                                         852,554
      Prepaid expenses                                                   26,496
      Other current assets                                              135,364
                                                                   -------------
Total Current Assets                                                  1,737,954

Property Held for Resale
      Construction in progress                                        9,675,471

Property and Equipment
      Machine & equipment                                             1,005,592
      Capital leases                                                     50,673
      Leasehold improvement                                              28,933
      Rental property                                                 4,418,971
      Land                                                            2,966,160
                                                                   -------------
                                                                      8,470,329
      Less: accumulated depreciation                                   (165,477)
                                                                   -------------
Total Property and Equipment                                          8,304,852

Other Assets
      Investment in LLC                                               3,234,000
      Goodwill, net of accumulated amortization of $57,741            1,674,499
                                                                   -------------
Total Other Assets                                                    4,908,499

                                                                   -------------
TOTAL ASSETS                                                       $ 24,626,776
                                                                   =============
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                             $    408,487
      Accrued expenses                                                   34,671
      Real estate loans                                              11,020,867
      Lines of credit, current portion                                   56,125
      Capital lease obligation, current portion                          10,227
                                                                   -------------
Total Current Liabilities                                            11,530,377

Long-Term Liabilities
      Lines of credit, net of current portion                           817,201
      Notes payable                                                   1,102,880
      Accrued interest                                                  114,333
                                                                   -------------
Total Long-Term Liabilities                                           2,034,414

                                                                   -------------
Total Liabilities                                                    13,564,791

Stockholders' Equity
      Series A Convertible Preferred Stock, $.001 par value,
         34,500 shares authorized, none issued
      Series B Convertible Preferred Stock, $.001 par value,
         400,000 shares authorized, none issued
      Common stock, $.001 par value, 50,000,000 shares
         authorized, 9,591,654 shares issued and outstanding              9,592
      Paid-in capital                                                13,186,316
      Accumulated deficit                                            (2,133,923)
                                                                   -------------
Total Stockholders' Equity                                           11,061,985
                                                                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 24,626,776
                                                                   =============

     See accompanying notes to financial statements and accountant's report


                       SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                For the Three and Six Months Ended June 30, 2000 and 1999

                                                   Three Months Ended             Six Months Ended
                                                       June 30,                        June 30,
                                                 2000           1999             2000            1999
                                             ------------    ------------    ------------    ------------
                                            (Consolidated) (Unconsolidated) (Consolidated) (Unconsolidated)
Revenue
     Rental income                           $   157,562     $         -     $   281,263     $         -
     Sales                                     1,371,533               -       2,693,881               -
     Sales returns & allowances                  (28,159)              -         (65,068)              -
                                             ------------    ------------    ------------    ------------
Total Revenue                                  1,500,936               -       2,910,076               -

Cost of Sales                                  1,109,990               -       1,967,336               -
                                             ------------    ------------    ------------    ------------

Gross Profit                                     390,946               -         942,740               -

Operating Expenses
     Selling, general, and administrative        258,831               -         697,746           1,342
     Depreciation and amortization                47,933               -         132,600               -
                                             ------------    ------------    ------------    ------------
Total Operating Expenses                         306,764               -         830,346           1,342
                                             ------------    ------------    ------------    ------------

Income from Operations                            84,182               -         112,394          (1,342)

Other Income and (Expenses)
     Interest income                               1,750                           1,750
     Interest expense                            (95,275)                       (174,794)
                                             ------------    ------------    ------------    ------------
Total Other Income and (Expenses)                (93,525)              -        (173,044)              -
                                             ------------    ------------    ------------    ------------

Income Before Income Taxes                        (9,343)              -         (60,650)         (1,342)

Provision for Income Taxes                             -                               -
                                             ------------    ------------    ------------    ------------

Net Income (Loss)                            $    (9,343)    $         -     $   (60,650)    $    (1,342)
                                             ============    ============    ============    ============

Earnings Per Share - Basic                   $     (0.00)    $         -     $     (0.01)    $     (0.00)
                                             ============    ============    ============    ============

Weighted Average Number of Shares              9,591,654       6,662,154       9,591,654       6,662,154
                                             ============    ============    ============    ============

     See accompanying notes to financial statements and accountant's report


                  SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                                    2000             1999
                                                                 ------------    ------------
                                                                (Consolidated) (Unconsolidated)
Cash Flow from Operating Activities:
      Net income (loss)                                          $   (60,650)    $    (1,342)
      Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Stock issued for services                                   29,029
          Depreciation and amortization                              132,600               -
          (Increase) decrease in accounts receivable                (164,114)              -
          (Increase) decrease in inventory                          (106,397)              -
          (Increase) decrease in prepaid expenses                    (16,253)              -
          (Increase) decrease in other current assets               (119,505)
          Increase (decrease) in accounts payable                     58,220               -
          Increase (decrease) in accrued interest                     49,000
          Increase (decrease) in accrued expenses                      6,271               -
                                                                 ------------    ------------
Net Cash Provided (Used) by Operating Activities:                   (191,799)         (1,342)

Cash Flow from Investing Activities:
      Cash provided from asset purchase agreement                          -             610
      Cash used by construction in progress                       (1,508,565)              -
                                                                 ------------    ------------
Net Cash Provided (Used) by Investing Activities:                 (1,508,565)            610

Cash Flow from Financing Activities:
      Proceeds from issuance of stock                                      -               -
      Capital contribution                                                 -               -
      Net proceeds (payments) from notes payable                   1,605,030               -
                                                                 ------------    ------------
Net Cash Provided (Used) by Financing Activities:                  1,605,030               -
                                                                 ------------    ------------

Net Increase (Decrease) in Cash                                      (95,334)           (732)

Cash Balance at Beginning of Period                                   95,334             832
                                                                 ------------    ------------

Cash Balance at End of Period                                    $         -     $       100
                                                                 ============    ============

Supplemental Disclosures:
      Cash paid during the period for interest, including
        amounts capitalized                                      $   858,080     $         -
                                                                 ============    ============
      Cash paid during the period for income tax                 $         -     $         -
                                                                 ============    ============

Supplemental Schedules of Noncash Operating, Investing,
   and Financing Activities:
      Issuance of common stock for service                       $    29,029     $         -
                                                                 ============    ============
      Capital lease incurred for acquisition of machinery and
        equipment                                                $    50,673     $         -
                                                                 ============    ============
      Issuance of common stock in acquisition of Noble
        Fidelity, Inc.                                           $ 2,897,250     $         -
                                                                 ============    ============
      Issuance of common stock in conversion of preferred
        stock                                                    $     2,173     $         -
                                                                 ============    ============

     See accompanying notes to financial statements and accountant's report

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                  June 30, 2000

                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES AND PROCEDURES

1. Senior Care Industries, Inc. ("the Company") uses the accrual method of accounting, recording revenues when a transaction occurs where the Company has a reasonable expectation of receiving the revenue.

2. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

3. The costs of operational equipment and real property improvements are depreciated over the estimated useful life of the asset utilizing the straight-line method of depreciation.

4. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

5. The Company has a net operating loss carry forward as of December 31, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The Company's' marginal tax rate is 34%. The Company's effective tax rate is 0% due to the tax loss carry forward.

6. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. "SFAS" No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At June 30, 2000, management determined that there has been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairments.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                  June 30, 2000

                                   (Unaudited)


NOTE 2 - CAPITAL STOCK

In April 2000 the holders of Series A and B Convertible Preferred Stock converted its preferred stock on a 5 to 1 basis. This conversion required the Company to issue 2,172,500 additional common shares.

NOTE 3 - ACQUISTIONS

On May 1, 2000 the Company purchased Noble Furniture, Inc. (Noble) for 750,000 shares of Company common stock valued at $3,187,500. The combination has been accounted for by the purchase method. Accordingly, the Company recorded assets acquired at their fair values. The Company accounted for the acquisition under the purchase methond of accounting and recorded a total of $1,732,240 in goodwill, which is being amortized over 15 years. The Company recorded $57,741 in amortization expense for the six months ended June 30, 2000. The effective date of the combination was agreed to as January 1, 2000. Therefore the results of operations of Noble have been included in the income statement of the Company beginning January 1, 2000.

NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS

An audit was completed for the three months ended March 31, 2000. Accordingly, in the course of the audit certain adjustments were made. These adjustments have created a material impact on the interim financial statements for the three and six months ended June 30, 2000. In addition, the Company subsequently determined that certain transactions had been incorrectly recorded on the March 31, 2000 and June 30, 2000 accounting records.

                                            June 30, 2000          June 30, 2000
                                        (As previously reported)     (Restated)

Construction  in progress                   $ 15,273,653            $ 9,675,471
Property and equipment (net)                   2,742,259              8,304,852
Total assets                                  24,725,093             24,626,776
Current portion of real estate loans           6,984,328             11,020,867
Total current liabilities                      7,642,514             11,530,377
Additional paid in capital                    13,186,316             13,186,316
Accumulated deficit                          (2,416,545)             (2,133,923)
Net loss                                       (343,272)                (60,650)

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                  June 30, 2000

                                   (Unaudited)

NOTE 4 - SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company acquired Noble furniture, Inc. as discussed in note 2. Noble manufactures furniture for the national market.
Selected information for the three months ending June 30, 2000

                                          Furniture            Senior Care
                                        manufacturer            Industries
                                        ------------            ----------
        Gross sales                     $ 2,628,813             $ 281,263
        Operating income                    174,517               (62,123)
        Assets                            4,257,893            20,368,883
        Liabilities                       1,295,483            12,269,308


NOTE 5 - EARNINGS PER SHARE

Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants, are included in the computation of diluted net income per common share to the extent such shares are dilutive.

         Numerator:

                  Numerator for basic loss per share - net loss       $ (60,650)

         Denominator:

                  Denominator for basic loss per share- weighted
                  Average share outstanding                           9,591,654


NOTE 6 - LITIGATION

An action was filed on April 12, 2000 naming the Company, as a successor to an unrelated company, that it is liable to a third part for a note entered into by that company in the amount of $923,208 plus accrued interest. The Company has denied this claim and is vigorously defending its position. Management believes that it will prevail in this matter, however discovery is in process and will not be complete for several months.

NOTE 7 - SUBSEQUENT EVENTS

On October 3, 2000, the Company purchased 5,000,000 shares of common stock in Rent USA, Inc. in exchange for 2,000,000 shares of common stock in Senior Care Industries, Inc. the stock position of Senior Care Industries, Inc. gives it actual control of Rent USA, Inc.

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

 The company completed construction on a 44 unit senior condominium project in Monterey Park, California in October of 2000 known as Evergreen Manor II.

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

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

On August 1, 2000, the Company engaged the auditing firm of Mendoza and Berger, CPA"s, 25200 La Paz Road, Suite 111, Laguna Hills, CA 92653, telephone (949) 598-8105 as its auditor for the special purpose of auditing the first quarter of 2000 which is a special requirement made upon the Company by the American Stock Exchange as a part of the Company's application to become listed on that exchange. The reason for the selection of Mendoza & Berger to perform this audit rather than the audit being performed by the Company's regular auditor, John Spurgeon, CPA, is as follows:

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

The engagement of Mendoza & Berger for the purpose of performing the audit of the first quarter of 2000, was recommended and approved by the Board of Directors after considering all of the information set forth hereinabove.

During the period when Mendoza & Berger were performing their work in connection with the first quarter stub audit, that firm reviewed the second quarter unaudited financial statements which were filed in the original Form 10-QSB which was filed by the Company on August 17, 2000.

After Mendoza & Berger completed their stub audit of the first quarter of 2000 and the Company filed a Form 10-QSB/A amending the first quarter financial statements, the Company acted to compile restated financial statements for the second quarter of 2000. Those restated financial statements for the second quarter have been reviewed by John Spurgeon, CPA and are being submitted here on a Form 10-QSB/A amending the second quarter financial statements.

The Company is unaware of any disagreement between John Spurgeon, Mendoza & Berger and/or Corbin & Wertz in connection with any audit which was performed by John Spurgeon for any of the prior two fiscal years and/or any subsequent period preceding the date when Mendoza & Berger were engaged and there are no disagreements with any former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

James E. Slayton, the Company's auditor through the early part of 1999 made the following qualification in his Auditor's Report which was attached to the original Registration Statement filed by the Company on Form 10SB as a developmental stage company filed on December 23, 1999 and covering the audit period from date of inception through April 30, 1999:

"The accompanying financial statements have been prepared assuming the Company will continue as a going concern. as discussed in Note 3 to the financial statements, the Company has had limited operations and has not established a long term source of revenue. The Company has had operating losses in its previous operating periods. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

John Spurgeon, CPA, who audited the Company's business through December 31, 1999 and whose restated audit was reviewed by Corbin & Wertz, and filed by the Company on Form 10KSB/A on June 27, 2000, contains no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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

         An 8-K Report filed on May 15, 2000 noting the acquisition by the Company of Noble Concepts Fidelity, Inc., a furniture manufacturing company.

         An 8-K Report was filed on August 15, 2000 noting changes in the Company's certifying accountants as discussed hereinabove in Item 5.

         An 8-K/A Report was filed on October 12, 2000 noting changes in the Company's certifying accountants as discussed hereinabove in Item 5.

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

                                          Senior Care Industries, Inc.
                                          ----------------------------

Date: November 10, 2000                   /s/     Stephen Reeder
                                          ----------------------------
                                          Stephen Reeder
                                          Chief Executive Officer