Form 10QSB
period 2000-09-30
SENIOR CARE INDUSTRIES INC
filed 2000-11-14
CIK 1095175

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

             For the quarterly period ended September 30, 2000
                                            ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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


State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000: Common stock 13,440,681 shares


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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at September 30, 2000 and September 30, 1999

         Unaudited Statements of Operations for the three month and six month periods ended September 30, 2000.

         Unaudited Statements of Cash Flows for the six and nine month period ended September 30, 2000.

         Notes to the financial statements.

                                    CONTENTS


Consolidated Balance Sheets                                             F - 2

Consolidated Statements of Income and Expense                           F - 3

Consolidated Statements of Cash Flows                                   F - 4

Notes to the Financial Statements                                       F - 5

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS

Current Assets
      Cash                                                         $    503,727
      Accounts receivable                                               735,701
      Inventory                                                         581,702
      Prepaid expenses                                                   26,496
      Other current assets                                              167,864
                                                                   -------------
Total Current Assets                                                  2,015,490

Property Held for Resale
      Construction in progress                                       10,430,659

Property and Equipment
      Machinery & equipment                                           1,005,592
      Capital lease                                                      50,673
      Leasehold improvement                                              28,933
      Rental property                                                 4,418,971
      Land                                                            2,966,160
                                                                   -------------
                                                                      8,470,329
      Less: accumulated depreciation                                   (176,151)
                                                                   -------------
Total Property and Equipment                                          8,294,178

Other Assets
      Investment in LLC                                               3,234,000
      Goodwill, net of accumulated amortization of $86,612            1,645,628
                                                                   -------------
Total Other Assets                                                    4,879,628

                                                                   -------------
TOTAL ASSETS                                                       $ 25,619,955
                                                                   =============
                LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                             $    394,520
      Accrued expenses                                                   36,799
      Real estate loans                                              11,431,947
      Lines of credit, current portion                                   79,484
      Capital lese obligation, current portion                           10,227
                                                                   -------------
Total Current Liabilities                                            11,952,977

Long-Term Liabilities
      Line of credit, net of current portion                          1,108,221
      Note payable                                                    1,559,470
      Accrued interest                                                  138,833
                                                                   -------------
Total Long-Term Liabilities                                           2,806,524

                                                                   -------------
Total Liabilities                                                    14,759,501

Stockholders' Equity
      Series A Convertible Preferred Stock, $.001 par value,
         34,500 shares authorized, none issued
      Series B Convertible Preferred Stock, $.001 par value,
         400,000 shares authorized, none issued
      Common stock, $.001 par value, 50,000,000 shares
         authorized, 13,440,681 shares issued and outstanding            13,441
      Paid-in capital                                                13,182,467
      Accumulated deficit                                            (2,335,454)
                                                                   -------------
Total Stockholders' Equity                                           10,860,454

                                                                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 25,619,955
                                                                   =============

     See accompanying notes to financial statements and accountant's report


                  SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                 2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
                                            (Consolidated) (Unconsolidated) (Consolidated)  (Unconsolidated)
Revenue
     Rental income                           $   157,324     $         -     $   438,587     $         -
     Sales                                     1,374,111               -       4,067,992               -
     Sales returns & allowances                  (44,839)              -        (109,907)              -
                                             ------------    ------------    ------------    ------------
Total Revenue                                  1,486,596               -       4,396,672               -

Cost of Sales                                  1,175,037               -       3,142,373               -
                                             ------------    ------------    ------------    ------------

Gross Profit                                     311,559               -       1,254,299               -

Operating Expenses
     Selling, general, and administrative        372,944                       1,070,690           1,342
     Depreciation and amortization                39,545               -         172,145               -
                                             ------------    ------------    ------------    ------------
Total Operating Expenses                         412,489               -       1,242,835           1,342
                                             ------------    ------------    ------------    ------------

Income from Operations                          (100,930)              -          11,464          (1,342)

Other Income and (Expenses)
     Interest income                                   -                           1,750
     Interest expense                           (100,601)                       (275,395)
                                             ------------    ------------    ------------    ------------
Total Other Income and (Expenses)               (100,601)              -        (273,645)              -
                                             ------------    ------------    ------------    ------------

Income Before Income Taxes                      (201,531)              -        (262,181)         (1,342)

Provision for Income Taxes                             -                               -
                                             ------------    ------------    ------------    ------------

Net Income (Loss)                            $  (201,531)    $         -     $  (262,181)    $    (1,342)
                                             ============    ============    ============    ============

Earnings Per Share - Basic                   $     (0.15)    $         -     $     (0.02)    $     (0.00)
                                             ============    ============    ============    ============

Weighted Average Number of Shares             13,440,681       6,662,154      13,440,681       6,662,154
                                             ============    ============    ============    ============


     See accompanying notes to financial statements and accountant's report


                  SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                        2000             1999
                                                                     ------------    ------------
                                                                    (Consolidated)  (Unconsolidated)
Cash Flow from Operating Activities:
      Net income (loss)                                              $  (262,181)    $    (1,342)
      Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
          Stock issued for services                                       29,029
          Depreciation and amortization                                  172,145               -
          (Increase) decrease in accounts receivable                    (176,276)              -
          (Increase) decrease in inventory                               164,456               -
          (Increase) decrease in prepaid expenses                        (16,253)              -
          (Increase) decrease in other current assets                   (152,005)
          Increase (decrease) in accounts payable                         44,254               -
          Increase (decrease) in accrued interest                         73,500
          Increase (decrease) in accrued expenses                          8,400               -
                                                                     ------------    ------------
Net Cash Provided (Used) by Operating Activities:                       (114,931)         (1,342)

Cash Flow from Investing Activities:
      Cash provided from asset purchase agreement                              -             610
      Cash used by construction in progress                           (2,263,755)              -
                                                                     ------------    ------------
Net Cash Provided (Used) by Investing Activities:                     (2,263,755)            610

Cash Flow from Financing Activities:
      Net proceeds (payments) from notes payable                       2,787,079               -
                                                                     ------------    ------------
Net Cash Provided (Used) by Financing Activities:                      2,787,079               -
                                                                     ------------    ------------

Net Increase (Decrease) in Cash                                          408,393            (732)

Cash Balance at Beginning of Period                                       95,334             832
                                                                     ------------    ------------

Cash Balance at End of Period                                        $   503,727     $       100
                                                                     ============    ============

Supplemental Disclosures:
      Cash paid during the period for interest, including amounts
        capitalized                                                  $   996,678     $         -
                                                                     ============    ============
      Cash paid during the period for income tax                     $         -     $         -
                                                                     ============    ============

Supplemental Schedules of Noncash Operating, Investing,
   and Financing Activities:
      Issuance of common stock for services                          $    29,029     $         -
                                                                     ============    ============
      Capital lease incurred for acquisition of machinery and
        equipment                                                    $    50,673     $         -
                                                                     ============    ============
      Issuance of common stock in acquisition of Noble
        Fidelity, Inc.                                               $ 2,897,250     $         -
                                                                     ============    ============
      Issuance of common stock in conversion of preferred
        stock                                                        $     2,173     $         -
                                                                     ============    ============


     See accompanying notes to financial statements and accountant's report

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                               September 30, 2000

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

6. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. "SFAS" No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At September 30, 2000, management determined that there has been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairments.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                               September 30, 2000

                                   (Unaudited)


NOTE 2 - CAPITAL STOCK

In April 2000 the holders of Series A and B Convertible Preferred Stock converted its preferred stock on a 5 to 1 basis. This conversion required the Company to issue 2,172,500 additional common shares.

NOTE 3 - ACQUISITIONS

On May 1, 2000 the Company purchased Nobel Furniture, Inc. (Nobel) for 750,000 shares of Company common stock valued at $3,187,500. The combination has been accounted for by the purchase method. Accordingly, the Company recorded assets acquired at their fair values. The Company accounted for the acquisition under the purchase method of accounting and recorded a total of $1,732,240 in goodwill, which is being amortized over 15 years. The Company recorded $86,612 in amortization expense for the nine months ended September 30, 2000. The effective date of the combination was agreed to as January 1, 2000. Therefore the results of operations of Nobel have been included in the income statement of the Company beginning January 1, 2000.

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

Selected information for the three months ending June 30, 2000

                                           Furniture               Senior Care
                                           manufacturer            Industries
        Gross sales                     $ 3,958,085                $ 438,587
        Operating income                     57,716                  (46,253)
        Assets                            2,275,131               22,844,824
        Liabilities                       1,624,256               13,135,245

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                               September 30, 2000

                                   (Unaudited)



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

         Numerator:

                  Numerator for basic loss per share - net loss       $ (60,650)

         Denominator:

                  Denominator for basic loss per share- weighted
                  Average share outstanding                          13,440,681

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                               September 30, 2000

                                   (Unaudited)




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

Item 2. Plan of Operation

History of the Company
----------------------

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

Significant Acquisitions of Senior Care Industries
--------------------------------------------------

On August 31, 1999, the Company completed an asset purchase agreement where it purchased the assets and liabilities of East-West Developer, Inc. for a note payable of $700,000 and 1,880,122 shares or Senior Care Industries, Inc.'s common stock which was issued directly to the property owners whose properties were sold to the Company through this transaction.

As a result of the East-West Developer acquisition, Senior Care obtained title to the following properties and assets:

1. a 45% membership interest in a limited liability company which owns a development project in Delran, New Jersey;

2. a 44 unit senior condominium project in Monterey Park, California known as Evergreen Manor II;

3. a 57 unit Senior Apartment Project in Albuquerque, New Mexico;

4. a 25,000 square foot strip center known as Friendly Bear Plaza located in Las Vegas, Nevada;

5. a 32,000 square foot office in Las Vegas, Nevada known as the Pecos Russell Commercial Center;

6. the Company office headquarters building at 410 Broadway in Laguna Beach, California known as Broadway Acacia.

On April 28, 2000, the Company purchased all of the outstanding stock in Noble Concepts Fidelity, Inc., a furniture manufacturing company in San Diego, California. The effective date of the purchase was January 1, 2000 and the income and expense of that corporation is reflected on the first quarter income statement for Senior Care Industries, Inc.

On September 22, 2000, the Company believed that it had completed the purchase of all of the outstanding shares of stock in A. Tresston, Inc. That corporation's sole asset is its title to 15,000 acres of land in Fentress County, Tennessee. Within two days after the Company issued an initial 1,500,000 shares of common stock to complete the purchase, it discovered that there may be problems with title to the land. The Company then engaged counsel in Tennessee to provide a complete title opinion. The title opinion confirms that A. Tresston, Inc. does not have fee simple title to the property and that to obtain title would most likely result in considerable, complicated and lengthy litigation. As a result, on November 10, 2000, the Company informed Arden Oliphant, the sole shareholder of A. Tresston, Inc. that the Board of Directors of Senior Care voted to terminate the contract to purchase A. Tresston, Inc., return all documents and shares in that company and to cancel the issuance of all shares of Senior Care stock which had been issued in connection with this transaction.

Arden Oliphant has agreed to accept the termination of the contract and cancellation of the Senior Care stock issued in connection therewith.

The Company had issued 1,500,000 shares of common stock to Arden
Oliphant, the sole shareholder of A. Tresston, Inc. which represented the initial payment under the terms of the contract to purchase all stock in that corporation. Additionally, it had issued a total of 500,000 shares of common stock to Lawrence Hill who had acted as a consultant on the transaction. Those shares have been canceled as well. As in the case of Arden Oliphant, Lawrence Hill has informed the Company that he has agreed to accept the cancellation of the shares.

Because the Company never completed the transaction, it has not filed an 8-K Report with the Securities & Exchange Commission regarding the acquisition of the Tennessee land.

On October 3, 2000, the Company purchased 5,000,000 shares of common stock in Rent USA, Inc. in exchange for 2,000,000 shares of common stock in Senior Care Industries, Inc. The stock position of Senior Care Industries, Inc. gives it actual control of Rent USA, Inc.

Rent USA, Inc. is a publicly held company that became a fully reporting company with the Securities & Exchange Commission earlier this year. Rent USA, Inc. is not yet trading on any public market but a Form 211 was filed by Olsen Paine, a brokerage firm who will act as Rent USA's initial market maker, on or about October 16, 2000 to commence trading on the over the counter bulletin board.

As of the date of the acquisition by Senior Care Industries, Inc., Rent USA had a total after the sale to Senior Care Industries, Inc.of 11,098,289 common shares outstanding. Both the shares issued to Rent USA by Senior Care and the Rent USA shares received by Senior Care Industries were issued pursuant to
Section 4(2) of the Securities & Exchange Act of 1933, as amended, and are restricted.

Rent USA, Inc. provides services in four categories under the umbrella of its current domestic rental and sales business which is to be known as Equip USA. Those rentals and sales are generally from the following sources:

         1. Equipment Rentals - the principal service, consists of renting equipment to small and large contractors, and construction companies.

         2. Equipment Sales - The sale of new and used equipment to small and large contractors and construction companies. The Company is presently negotiating an agreement whereby it will become a dealer for New Holland, a manufacturer of heavy construction equipment.

         3. Re-Rentals - this means re-renting equipment which the Company must rent from others and does not own, then re-renting that equipment to an end user at an anticipated 20% markup over the amount which the Company must pay the owner of the equipment.

         4. Trade Rentals - this means renting equipment on a long term basis to other rental yards, which they, in turn, will mark up and re-rent to the general public at a markup, generally 20%.

         As of September 30, 2000, the Company had not yet commenced the sale of new equipment.

         Rent USA maintains a rental yard in Chino, California where it stores and maintains its equipment when it is not being used.

The Nature of Senior Care's Business
------------------------------------

Senior Care Industries is a diversified firm consisting of a real estate division, a manufacturing division, and eventually a third division to be known as the pharmaceutical.nutriceutical division is contemplated.

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

Presently, the Company has no operations in the nutriceutical or pharmaceutical division but is actively seeking acquisitions in this area and on November 2, 2000, did execute a binding letter of intent to purchase a controlling interest in Physicians Nutritional Laboratories, a manufacturer of nutritional products. Additionally, the Company also signed a binding letter of intent to purchase a controlling interest in Microdentix, a laboratory offering
DNA analysis to dentists to determine the propensity for gum disease in patients.

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

The company has completed construction on its 44 unit senior condominium project in Monterey Park, California known as Evergreen Manor II and unit sales are underway.

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

Additionally, the Company also has entered escrow on a 223 residential lot senior restricted housing development in San Jacinto approximately 40 minutes from Palm Springs and 10 minutes from Hemet, California.

Another project known as Flamingo 55 located in the City of Las Vegas, Nevada at the intersection of Flamingo Blvd. and Freeway 95 will build 55 senior restricted town homes. The Company intends to break ground on this project in December, 2000. Plans were submitted to the Clark County Planning Department on this project in early August, 2000.

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

Item 2. Changes in Securities

     The following issuance of securities in the Company was made during the quarter ended September 30, 2000 or shortly thereafter:

The Board of Directors authorized and the Company made an 11 for 10 forward stock split as a stock dividend to all shareholders of record in the Company as of August 15, 2000. This resulted in the issuance of a total of 1,132,411 shares of common stock to shareholders of the Company was they received on August 19, 2000.

The Company issued on September 22, 2000, 1,500,000 shares of common stock to Arden Oliphant in exchange for all of his shares in A. Tresston, Inc. and additionally authorized the issuance of 500,000 shares of common stock to Lawrence Hill who acted as a consultant with respect to the purchase of the A. Tresston, Inc. shares. That corporation's sole asset is its title to 15,000 acres of land in Fentress County, Tennessee. As noted above, all of those shares were canceled on November 10, 2000.

On October 3, 2000, the Company issued 2,000,000 shares of common stock to Rent USA, Inc. in exchange for 5,000,000 shares of common stock of Rent USA, Inc. The stock position of Senior Care Industries, Inc. gives it actual control of Rent USA, Inc.

Rent USA, Inc. is a publicly held company that became a fully reporting company with the Securities & Exchange Commission earlier this year. Rent USA, Inc. is not yet trading on any public market but a Form 211 was filed by Olsen Paine, a brokerage firm who will act as Rent USA's initial market maker, on or about October 16, 2000 to commence trading on the over the counter bulletin board.

As of the date of the acquisition by Senior Care Industries, Inc., Rent USA had a total after the sale to Senior Care Industries, Inc. of 11,098,289 common shares outstanding.

As the Company reported in its Annual Report [Form 10KSB/A filed on June 27, 2000] on October 19, 1999, the Board of Directors authorized the issuance of restricted stock to various members of the Board of Directors and officers of the corporation as an incentive bonus for work done by them toward the development of the company and in lieu of monetary compensation up to and through the date of the authorization. The shares which were authorized and the persons to whom the were issued are as follows:

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

During the course of an audit which was conducted by the firm of Mendoza & Berger with respect to the first quarter of the year 2000, which was made necessary by a requirement of the American Stock Exchange, Mendoza & Berger determined that unless the Company recalled those shares, it would become necessary that the Company suffer an expense adjustment equal to the number of shares issued on October 19, 2000 multiplied by the actual bid price of the shares on the date the shares were actually issued which was on January 10, 2000 which would have resulted in an expense charged against income of in excess of $2,200,000.00 during the first quarter of 2000. The Company was further informed by Mendoza & Berger that it would be necessary to issue Forms 1099 to each officer and director requiring them to report the receipt of income from obtaining these shares even though the shares were restricted under Section
230.144 until at least October 19, 2000. As a result, on August 8, 2000, the Board of Directors authorized the cancellation of a total of 550,000 common shares as follows:

Ken Schultz                 50,000
Richard Hart                50,000
Martin Richelli             50,000
Mildred Properties         100,000
Robert Coberly              50,000
Scott Brake Trust           50,000
Fuego Family Trust         100,000
Stephen Reeder             100,000

Thereafter, the Board of Directors took the following action:

On October 6, 2000, the Board of Directors of Senior Care Industries, Inc. resolved to issue a total of 610,000 shares of common stock in the corporation upon payment into the treasury of the Company at the rate of $.10 per share to the herein below named officers and directors of the Company who were entitled to receive shares under the terms of the 2000 Stock Option Agreement which became effective on January 31, 2000:

Richard Hart               55,000
Martin Richelli            55,000
Denzel Harvey              55,000
David Tsai                 55,000
Stephen Reeder            115,000
Bob Coberly                55,000
John Cruickshank           55,000
Scott Brake                55,000
Al Harvey                  55,000
Bob Eschwege               55,000

On October 10, 2000, the Company authorized the sale of 99025 common shares pursuant to Regulation S. These shares were issued following that date with a restricted legend condition under Regulation S to persons in the European Economic Community for which the Company received a total of $55,597.50. This sale of securities was made offshore pursuant to Section 230.901 of Regulation
S. These securities have not been registered in the United States and may not be offered for sale in the United States unless registered or an exemption from registration is available.

All other issuances of the Company's securities were disclosed in its Annual Report, 10-KSB/A filed on June 27, 2000, in its first quarter Form 10QSB/A filed on September 22, 2000 and in its second quarter Form 10QSB filed on August 17, 2000.

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

John Spurgeon continued as the Company's primary auditor after the special audit of the first quarter of 2000 was completed by Mendoza & Berger. However, Mendoza & Berger reviewed the original financial statements which were filed with the 10-QSB which the Company filed on August 17, 2000. The revised 10-QSB/A filed concurrently herewith was reviewed by John Spurgeon, CPA.

The Company is unaware of any disagreement between John Spurgeon, Mendoza & Berger and/or Corbin & Wertz in connection with any audit which was performed by John Spurgeon for any of the prior two fiscal years and/or any subsequent period preceding the date when Mendoza & Berger were engaged and there are no disagreement with any former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

John Spurgeon, CPA, who audited the Company's business through December 31, 1999 and whose restated audit was reviewed by Corbin & Wertz, and filed by the Company on Form 10KSB on June 27, 2000, contains no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles.


Item 6.    Exhibits and Reports on Form 8-K.

           The following 8-K Reports were filed by the Company which relate to the third quarter of 2000:

         An 8-K Report was filed on May 8, 2000 noting Resignation of Registrant's Director and Officer, Tom Reichman, noting the appointment of Stephen Reeder as President, John Cruickshank as Senior Vice President and the naming of two new directors.

         An 8-K Report was filed on May 15, 2000 noting the acquisition by the Company of Noble Concepts Fidelity, Inc., a furniture manufacturing company.

         An 8-K Report was filed on August 15, 2000 noting changes in the Company's certifying accountants as discussed hereinabove in Item 5.

         An 8-K/A Report was filed on October 12, 2000 noting changes in the Company's certifying accountants as discussed hereinabove in Item 5.

         An 8-K Report was filed on October 26, 2000 relating to the purchase of a controlling interest in Rent USA, Inc.

         All of the above noted 8-K Reports are incorporated herein by reference as though fully set forth.

         The following additional filings were made which should be read in conjunction with this filing:

         An amended 10Q-SB was filed for the first quarter of 2000 on September 26, 2000.

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