Form 10KSB
period 2000-12-31
SENIOR CARE INDUSTRIES INC
filed 2001-04-02
CIK 1095175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $5,974,619

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days.

$ 3,349,750 as of February 28, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2001:

Common Shares             13,399,001
Preferred Shares Series A    -0-
                 Series B    -0-
                 Series C    -0-
                 Series D  2,000,000

                           INCORPORATION BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The following documents are incorporated by reference:

In Part I, Item 4 items are repeated which were contained in the proxy statement furnished to shareholders which was filed with the Securities & Exchange Commission on February 2, 2001 as a Definitive Proxy Statement under Section 14A of the Securities & Exchange Act of 1934.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

                                TABLE OF CONTENTS


Part I                                                                     4

Item 1.  Description of Business                                           4

Item 2.  Description of Property                                           8

Item 3.  Legal Proceedings                                                 8

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                  11

Part II                                                                    16

Item 5.  Market for Common Equity and
         Related Stockholder Matters                                       16

Item 6.  Management's Discussion and Analysis
         Or Plan of Operation                                              17

Item 7.  Financial Statements                                              20

Item 8.  Changes in and disagreements with
         Accountants on Accounting & Financial
         Disclosures                                                       31

Part III                                                                   33

Item 9.  Directors, Executive Officers, Promoters
         And Control Persons; Compliance with
         Section 16(a) of the Act                                          33

Item 10.  Executive Compensation                                           36

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                            37

Item 12.  Certain Relationships and Related
          Transactions                                                     38

Item 13.  Exhibits and Reports on Form 8-K                                 40

Signatures                                                                 41

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

Item 1.  Description of Business

Senior Care's Business Model
----------------------------

Senior Care Industries is a diversified firm consisting of a real estate division, a manufacturing division, and a pharmaceutical, nutriceutical division.

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

The Company's pharmaceuticaland nutriceutical division targets for acquisition pharmaceutical and/or nutriceutical manufacturing companies and web based health products distributors as a feeder to manufacture and sell the products through an "E-commerce" pharmacy. The Company's pharmaceutical division utilizes a program to include a full service web-based senior support system that sells direct to the consumer, related health products in the financial services sector, including life insurance, health insurance, dietary advice, holistic medical alternatives, water and air purification. The Company intends to build a web-site and a support staff offering 24 hour access to these products and services once an acquisition closes.

As of December 31, 2000, the Company had no operations in the pharmaceutical or nutriceutical division. During the year 2000, Senior Care entered into two binding agreements to purchase companies in this field, MicroDentiX which performs dental diagnostic tests for periodontal disease by the use of DNA analysis and Physicians Nutritional Laboratories, Inc., who distributes a line of nutriceuticals designed by doctors. The purchase of Physicians Nutritional Laboratories was completed during the first quarter of 2001.

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

Significant Acquisitions of Senior Care Industries during 1999 and 2000
-----------------------------------------------------------------------

On August 31, 1999, the Company completed an asset purchase agreement where it purchased the assets and liabilities of East-West Developer, Inc. for a note payable of $700,000 and 1,880,122 shares or Senior Care Industries, Inc.'s common stock which was issued directly to the property owners whose properties were sold to the Company through this transaction.

Following the East-West Developer acquisition, Senior Care owned the following properties and assets:

1. a 45% membership interest in a limited liability company which owns a development project in Delran, New Jersey *;

2. a 44 unit senior condominium project in Monterey Park, California known as Evergreen Manor II which was under construction when Senior Care purchased it;

3. land approved for the construction of a 57 unit Senior Apartment Project in Albuquerque, New Mexico;

4. a 25,000 square foot strip center known as Friendly Bear Plaza located in Las Vegas, Nevada;

5. a 32,000 square foot office in Las Vegas, Nevada known as the Pecos Russell Business Center [This project was under construction when Senior Care purchased it];

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

On October 3, 2000, the Company purchased 5,000,000 shares of common stock in Rent USA, Inc. in exchange for 2,000,000 shares of Class D Preferred Stock in Senior Care Industries, Inc. The stock position of Senior Care Industries, Inc. gives it actual control of Rent USA, Inc.

---------------------------------------------------
* The Company is involved in litigation regarding its membership interest in Delran and readers are advised to review the Litigation section of this Prospectus to get full details regarding that litigation and the Company's potential exposure.
---------------------------------------------------

Rent USA presently has two operating divisions. Equip USA rents and sells heavy construction equipment. Equip Mining Systems rents and sells heavy duty mining machinery and rock crushing equipment.

Significant Developments During the Year 2000
---------------------------------------------

The company completed construction on its 44 unit senior condominium project in Monterey Park, California known as Evergreen Manor II and unit sales commenced in January, 2001.

The company also completed its 32,000 square foot office complex in Las Vegas, Nevada, known as Pecos Russell Business Center and rented all available units. This office mall is a significant contributor of rental income to the Company.

Additionally, the Company has rental income from its 25,000 square foot strip mall, also in Las Vegas, Nevada, that is 95% leased to a variety of small businesses.

The Company also owns its headquarters office building in Laguna Beach, California, which it partially rents to tenants and gains additional rental income from that source.

Senior Care is under construction or about to commence construction on projects located in the following communities and states:

1. a 57 unit Senior Apartment Project in Albuquerque, New Mexico which has not yet begun construction but where all plans have been approved;

2. a 223 residential lot senior restricted housing development in San Jacinto, California, approximately 40 minutes from Palm Springs and 10 minutes from Hemet, California.

3. Flamingo 55 located in the City of Las Vegas, Nevada at the intersection of Flamingo Blvd. and Freeway 95 where the Company will build 55 senior restricted town homes. Plans were submitted to the Clark County Planning Department on this project in early August, 2000, have been approved and escrow is expected to close on this project by early April, 2001.

By far the largest project presently being considered by the Company is the 715 acre project at the Lakes in Pahrump Valley, Nevada. This project which will take nearly 10 years to build eventually will comprise 2 golf courses, 2,000 residential housing units in a mixed use age restricted fully planned community. Escrow on this project was opened in July, 2000 and the plan development process is underway.

On August 7, 2000, the Company agreed to purchase the Bellflower Christian Retirement Center, a 99 unit retirement home in Bellflower, California. Escrow on this sale should close in early April, 2001.

Important Events During the first quarter of 2001
-------------------------------------------------

On March 28, 2001, Senior Care purchased certain real estate assets of Tri-National Development Corporation and assumed the debt encumbering that real estate. The real estate purchased is described below:

A. Plaza Rosarita This parcel is a commercial shopping mall and adjacent ocean front property located in Rosarita Beach, Baja California, Mexico. This is the last remaining open parcel of undeveloped land which fronts the beach in the city of Rosarita.

B. The Hills of Bajamar This parcel overlooks the already developed Bajamar resort and golf course just outside Ensenada, Baja California, Mexico.

C. San Marcos Gardens This is a development approved for assisted senior living located in San Diego County, California.

D. Youngstown Gardens This is an assisted living senior project just outside Phoenix, Arizona. Senior Care is purchasing 50% of the of this project which will be jointly owned by Senior Care with the other 50% being owned by Alpine Gardens East.

Through this transaction, Senior Care obtained approximately $58,450,000 in real estate assets with a net value of approximately $35,950,000 after subtracting assumed real estate debt and new debt acquisition which Senior Care intends to obtain to fund the transaction.

Because of the significance of this acquisition and the impact on Senior Care's balance sheet, a pro forma balance sheet is attached as Exhibit 99 to this Report showing how the addition of these assets will affect the Balance Sheet of Senior Care had they been purchased during the year 2000.

Item 2.  Description of Property

Senior Care owned or leased the following properties as of December 31, 2000:

1. a 45% membership interest in a limited liability company which owns a development project in Delran, New Jersey *;

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

5. a 32,000 square foot office in Las Vegas, Nevada known as the Pecos Russell Commercial Center;

6. the Company office headquarters building at 410 Broadway in Laguna Beach, California known as Broadway Acacia.

The Company's corporate headquarters at 410 Broadway in Laguna Beach, California is a 5,600 square foot office building. The Company occupies a total of 800 square feet and the rest of the building is leased to tenants. Additionally, the Company occupies a total of 1,200 square feet in the Pecos Russell Business Center which it owns in Las Vegas, Nevada. The Center has a total of 32,000 square feet with the balance being leased to tenants.

Noble Concept Furniture, a wholly owned subsidiary of Senior Care, leases two properties, a 21,000 square foot facility and another 20,000 square foot facility, both in El Cajon, California. Both leases are gross leases with a monthly rental of .33 cents per square foot and both leases will terminate on May 1, 2002. These properties are used for the manufacturing and storage needs of Noble Concept Furniture.

Item 3.  Legal Proceedings

Senior Care is involved in the following legal proceedings, all stemming from its ownership interest in the Delran Associates, LLC:

1. Robert B. Wasserman, Chapter 7 Trustee v. Willy Farah, Madeline Farah, Aziz Holdings, LLC, Aziz Holding, Inc., Senior Care Industries, Inc., Golden Chest, First American Stock Transfer, Inc. and Asia Bank, N.A., Bankruptcy Case No. 98-44940, Adversary Proceeding No. 00-3361, District of New Jersey.

This action was filed on April 25, 2000. The complaint alleges that Defendants Willy Farah, Aziz Holding, Inc. and Madeline Farah, engaged in certain fraudulent transfers of shares of Senior Care stock to avoid having the shares become a part of Willy Farah=s bankruptcy estate. The complaint seeks to compel Madeline Farah and Aziz Holding, Inc. to turn over the shares of Senior Care stock to the Chapter 7 Trustee. The only relief sought against Senior Care in this action is an injunction prohibiting Senior Care from liquidating, selling, assigning, transferring, changing ownership in or otherwise disposing of the shares of Senior Care stock pending the Bankruptcy Court=s ruling on the fraudulent transfer issues.

Senior Care is cooperating with the Chapter 7 Trustee in this matter and is abiding by the terms of the preliminary injunction pending further order of the Bankruptcy Court. A trial in this matter was scheduled for January 5, 2001. On December 19, 2000, the trial was adjourned pursuant to an order of the Bankruptcy Court. Temporary restraints remain in place.

2. International Thermal Packaging, Inc. v. Willy Farah and Robert B. Wasserman, Chapter 7 Trustee, Bankruptcy Case No. 98-44940, Adversary Proceeding No. 00-3274.

This action was filed in the Bankruptcy Court for the District of New Jersey on April 10, 2000. International Thermal Packaging alleges that it owns a 45% interest in Delran Associates, LLC originally owned by Willy Farah. Ownership of this interest is also claimed by Senior Care. International Thermal Packaging seeks only a judgment that Willy Farah has no interest in Delran Associates, LLC, that the Delran interest is not the property of the bankruptcy estate and that Willy Farah transferred the interest for good and valuable consideration. Senior Care was not named as a party to this action but intervened via a consent order.

On November 17, 2000, the Chapter 7 Trustee filed an Amended Answer, Counterclaim and Crossclaim against additional Defendants/Interveners and third parties for declaratory and other relief naming Senior Care as a defendant. In the Amended Answer, the Chapter 7 Trustee asserted claims for declaratory relief in connection with the 45% interest in Delran Associates, LLC. The Chapter 7 Trustee=s claims are based upon allegations that a transfer of this interest from Willy Farah to CRT Corporation that occurred in August, 1998 was a fraudulent transfer in violation of the United States Bankruptcy Code. Through the Amended Complaint, the Chapter 7 Trustee seeks to have the Bankruptcy Court declare that the 45% interest in Delran Associates, LLC is property of the Willy Farah bankruptcy estate. Ownership of this interest is also claimed by Senior Care.

On December 21, 2000, counsel for Delran Associates, LLC filed an Answer to the Chapter 7 Trustee=s Amended Answer and Counterclaim. Delran filed a Crossclaim which alleges that Delran has a right of first refusal to purchase the 45% interest claimed by both Senior Care and International Thermal Packaging. Delran claims that the Delran Associates Operating Agreement gives them that right. The Crossclaim seeks a judgment declaring that all alleged assignments of the 45% interest in Delran are subject to this right of first refusal.

On January 10, 2001, Senior Care filed an Answer to the Amended Answer and Crossclaim of Delran Associates and that of the Chapter 7 Trustee, and intends to vigorously oppose the allegations of both the Chapter 7 Trustee and Delran Associates, LLC. Senior Care also filed a Crossclaim against Defendants, Delran Associates, LLC, Joseph Lipari, a member of the limited liability company, Aspi
K. Irani, the managing member of the limited liability company, wherein Senior Care claims that they have no right, title or interest in or to the 45% membership interest held by Senior Care in the limited liability company, that, in fact, Delan has no right of first refusal and that Senior Care is the holder of that limited liability company interest. The Crossclaim of Senior Care further seeks to impose a constructive trust on all proceeds derived from the sale of the real property owned by Delran and for an immediate accounting of all income, distributions and the disposition of assets of Delran.

On February 6, 2001, counsel for the Chapter 7 Trustee, counsel for Senior Care, counsel for International Thermal Packaging and counsel for Delran Associates, LLC, executed a First Amended Consent Order to set an Initial Discovery Schedule. Also included in the Consent Order is the grant of leave to amend to International Thermal Packaging to file a Second Amended Adversary Complaint against Senior Care alleging that Senior Care, as successor in interest to CRT Corporation, is jointly and severally indebted to International Thermal Packaging for $923,208.33 pursuant to a promissory note executed by CRT Corporation and American Auditors, Inc.

Senior Care does not deny this debt which it owes to East West Community Developer in a like amount and which has always been carried on the Senior Care balance sheet as a liability.

3. International Thermal Packaging, Inc. v. CRT Corporation, American Auditors, LLC, Delran Associates, LLC, Senior Care Industries, Inc., Aspi K. Irani, Joseph Lipari, Mervyn Phelan and Thomas Reichman, Docket No. ESX-L-6483-00, New Jersey Superior Court.

This action which was brought in 1999, was amended on April 12, 2000 naming Senior Care as a defendant. The action has been dismissed against Mervyn Phelan, Thomas Reichman and American Auditors, LLC since jurisdiction and venue could not be established against them in New Jersey.

Senior Care is named as the successor in interest to CRT Corporation and it is claimed that Senior Care is jointly and severally liable to International Thermal Packaging for $923,208.33 pursuant to the promissory note executed by CRT Corporation and American Auditors, LLC. Senior Care answered the Amended Complaint denying liability under the promissory note.

Defendant, Delran Associates, LLC, filed a Crossclaim against Senior Care alleging that it has a right of first refusal to purchase the 45% membership interest claimed by both Senior Care and International Thermal Packaging. The Crossclaim seeks a judgment declaring that all alleged assignments of the 45% membership interest were subject to this right of first refusal. Senior Care has answered the Crossclaim denying that Delran has a right of first refusal pursuant to the Operating Agreement in force at the time of the transfers of the 45% interest. The Crossclaim filed by Senior Care further seeks to impose a constructive trust on any and all proceeds derived from the sale of the real property owned by Delran and for an immediate accounting of all income, distributions and the disposition of assets of Delran.

This action was dismissed in March, 2001 based upon the parties agreement that all claims in this matter would be litigated in the Bankruptcy Court in the Adversary Proceedings discussed herein above in proceeding No. 00-3274.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to a vote of security holders during the calendar year 2000.

Various matters were submitted to a vote of security holders at the annual meeting of shareholders of Senior Care which was held on March 12, 2001. What follows is the information which was published in the Proxy Statement which was circulated to shareholders of record as of December 31, 2000 together with the results of the voting on those measures:

Proposal to Issue Debt or Equity Securities
-------------------------------------------

Management is considering future issuance of debt and/or equity securities (which may include shares of common stock or securities convertible into or exercisable for shares of common stock) in order to make a public or private offering of stock, increase the Company's available cash, to retire debt and to improve the Company's financial condition. Such securities would be sold or issued by the Company upon such terms and conditions as the Board of Directors may subsequently determine.

To date, we have funded our capital requirements for our current operations from cash flows from our operations, from real estate construction loans and from equity lines of credit which the Company has available. Our cash position as of September 30, 2000 was $505,727.00 as compared to $100.00 as of September 30, 1999. During the first nine months of the year 2000, the Company had a net decline of cash of ($114,931.00) from operating activities. The Company received net cash of $2,787,079.00 from financing activities and expended $2,263,755.00 on construction in progress. During this same period, the Company issued stock for services valued at $29,029.00, incurred a capital lease for the acquisition of machinery and equipment valued at $50,673.00 and paid cash for interest and other items which were capitalized totaling $996,678.00.

On May 1, 2000 the Company purchased Noble Furniture for 900,000 shares of Company common stock valued at $3,187,500. The combination has been accounted for by the purchase method. Accordingly, the Company recorded assets acquired at their fair values. The Company accounted for the acquisition under the purchase method of accounting and recorded a total of $1,732,240 in goodwill, which is being amortized over 15 years. The Company recorded $86,612 in amortization expense for the nine months ended September 30, 2000. The effective date of the combination was agreed to as January 1, 2000.

Our cash position as of December 31, 1999 was $38,117 as compared to $832 as of December 31, 1998. During 1999, a total of ($128,647) in cash was used for operating activities while the Company received net cash of $4,045,789 from financing activities and expended $3,884,857 on construction in progress.

In the immediate future, in order to fund our current working capital requirements, expand our existing operations as well as acquire additional companies for growth, we will need to obtain additional funding.

Our greatest cash requirements during the next two years will be the need for cash for real estate projects which generally will come from construction loans which the Company will obtain directly from bank lenders, for funding growth through future acquisitions of other companies who fit into the Senior Care business model and for capital requirements of companies already owned by Senior Care such as Rent USA. Noble Furniture already has a credit line from Celtic Capital which the Company believes will meet Noble's requirements for the immediate future.

We are seeking to fund activities and other operating needs in the next two years from funds to be obtained through financing vehicles which the Board of Directors will determine once shareholder approval has been obtained to authorize the Board of Directors to seek funding.

Subsequent to the next twenty-four months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from the sale of our condominiums, single family residences, from rents from our buildings including both commercial and residential properties and from profits in our manufacturing facilities, both present and contemplated. We may obtain future funding through new private financings and public offerings of debt and equity securities and most certainly, will continue to borrow money from banks and savings institutions to continue construction projects and real estate development projects.

It is the position of Management that the proposed plan will place the Company in a more favorable position to attract and properly structure the terms of additional financing, if needed.

At the Annual Meeting, 6,843,490 votes were required to pass this proposal representing a majority of the shares outstanding and voting. A total of 55.044% of the outstanding shares voted with the following result:

For               6,099,424
Against           1,100,404

Required to Pass: 6,843,490

The proposal failed and did not pass.

Proposal to Authorize Reverse Split of Common Stock, If Necessary
-----------------------------------------------------------------

Management believes that as a result of present market conditions and the recent price of Senior Care stock in the present market, it may become necessary to make a reverse split of outstanding common shares of the Company in order to increase the stock price and make the Company more competitive and its stock price more properly reflective of the Company's market strength. Management does not believe that a reverse split is necessarily required at the present time but believes that it should request an authorization from the shareholders to make a reverse split if it should become required in order to benefit the Company. For that reason, Management wishes to obtain authorization to make a reverse split of outstanding common shares from a maximum of 1 share for each 30 shares presently issued and outstanding. If the shareholders authorize this reverse split, then Management could request that the Board of Directors authorize a reverse split of any number from 2 to 30 for every share presently outstanding. The determination would be left to the discretion of the Board of Directors and would be made based upon their best judgment at the time and upon present market conditions taking into consideration the Company's future needs and requirements.

As you are no doubt aware, our common stock is traded over-the-counter under the symbol SENR. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the OTC Bulletin Board during 1999 and 2000. Common stock prices have been adjusted to reflect the eleven for ten split effective October 17, 2000.

                                               Bid Price
                                         High              Low
                                        -----------------------
             1999
             ----
         First Quarter                  $  -0-          $  -0-
         Second Quarter                 $  -0-          $  -0-
         Third Quarter                  $  -0-          $  -0-
         Fourth Quarter                 $ 7 17/64       $ 3 19/64

             2000
             ----
         First Quarter                  $ 5 29/64       $ 3 19/32
         Second Quarter                 $ 4 1/4         $ 1 19/32
         Third Quarter                  $ 3 1/8         $ 1 1/8
         Fourth Quarter                 $ 1.75          $ .29

On December 31, 2000, there were approximately 3,000 holders of record of our Common Stock.

As of December 31, 2000, there were 13,399,001 shares of common stock, $.001 par value per share, which were outstanding and 5,000,000 authorized shares of Preferred Stock par value .001 per share, of which 2,000,000 Class D shares of Preferred Stock were outstanding after October 3, 2000.

Due to the severely depressed stock price during the fourth quarter of 2000, Management believes that it may become necessary to make a reverse split. The extent of the reverse split would be based upon the circumstances at the time of consideration. For example, when the Company was considering listing on the American Stock Exchange, the Exchange required a minimum stock price of $3.00 per share. At the time, Senior Care was trading at approximately $1.00 per share. Management believes that a reverse stock split of at least a 3 to 1 reverse split would have brought the stock price up to $3.00 from the then $1.00 price. The price of Senior Care shares has been depressed considerably over the last several months and this authorization would allow the Board of Directors to make a reverse split of the shares of common stock outstanding to raise the stock price if the same should become necessary.

Management recommends that the shareholders approve a resolution to authorize the Board of Directors in its discretion to allow a one time reverse split of the common shares of the Company, that reverse split not to exceed a 30 to 1 reverse split of shares.

Again, this measure required a majority vote of the outstanding shares or a majority of 6,833,490 shares voting for the measure were required to vote for it to pass the measure.

The results of the voting were as follows:

For               6,964,567
Against             133,481

Required to Pass  6,843,490

The measure passed and at the annual meeting of the Board of Directors which followed the shareholders= meeting, the Board voted to implement a reverse split of 1 share for each 30 shares owned to become effective on March 15, 2001.

Election of the Board of Directors for the Ensuing Year
-------------------------------------------------------

The shareholders will consider election of the Board of Directors for the ensuing year. In each instance, the persons noted as candidates for the Board of Directors are presently either on the Board of Directors or are part of the Company's management team. What appears below is a discussion of each candidate together with a chart showing when that person became a director or an officer of the Company. Each of the persons named below are supported by Management. Each of the persons discussed below are now on the presently constituted Board of Directors except David Tsai and Bob Eschwege who will, if elected, become new members of the Board of Directors. Two vacancies were created on the Board of Directors during the year 2000 by the resignations of Al Harvey and Martin Richelli. Management recommends that those seats now be filled by David Tsai and Bob Eschwege. Management suggests the following slate of directors for the ensuing year:


Name and Age          Current Position       Director Since     Officer Since
------------          ----------------       --------------     -------------
Stephen Reeder 50     Chairman, CEO,         August 31, 1999    August 31, 1999
                      Director

Bob Coberly 33        Vice President,        August 31, 1999    VP since August 31, 1999
                      Chief Financial Officer,                  CFO since
                      Director                                  November 10, 2000

David Tsai 55         Vice President,        August 31, 1999    August 31, 1999

Scott Brake 48        Director               August 31, 1999

David Edwards 52      Director               April 1, 2000

John Tanner 36        Director               April 1, 2000

Denzel Harvey 55      Director               April 1, 2000

Bob Eschwege 58       Vice President                            May 20, 2000

A biography of each of the Directors was included in the Proxy Statement. It is not included here as it appears elsewhere in this Annual Report in Part III,
Item 9.

The following was the result of the voting for members of the Board of Directors, a vote of 6,833,490 being required for each member of the Board in order to elect that person onto the Board for the ensuing year:

STEPHEN REEDER           FOR 6,964,567 AGAINST 309
BOB COBERLY              FOR 7,197,541 AGAINST 314
DAVID TSAI               FOR 5,937,541 AGAINST 1,215,314
SCOTT BRAKE              FOR 7,087,541 AGAINST 110,314
DAVID EDWARDS            FOR 7,197,541 AGAINST 314
JOHN TANNER              FOR 7,197,541 AGAINST 314
DENZEL HARVEY            FOR 7,197,541 AGAINST 314
BOB ESCHWEGE             FOR 5,982,541 AGAINST 1,215,314

The following persons were elected to the Board of Directors for the ensuing year: Stephen Reeder, Bob Coberly, Scott Brake, David Edwards, John Tanner, Denzel Harvey

The following persons were not elected and did not receive a majority vote:

David Tsai, Bob Eschwege

Following the meeting of the shareholders, on March 12, 2001, the Board of Directors met and Stephen Reeder resigned as Chairman of the Board of Directors and Chief Executive Officer. He also resigned from the Board of Directors. The Board then elected Mervyn Phelan, Sr. to replace Mr. Reeder and named Mr. Phelan as Chairman and Chief Executive Officer.

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

                 TRADING MARKET AND RELATED MATTERS

         Our common stock is traded over-the-counter under the symbol SENC. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the OTC Bulletin Board during 1999 and 2000. The share price has been adjusted to reflect the 11 for 10 stock split which occurred on October 17, 2000:

                                               Bid Price
                                         High              Low
                                        -----------------------
              1999
              ----
         First Quarter                  $  -0-          $  -0-
         Second Quarter                 $  -0-          $  -0-
         Third Quarter                  $  -0-          $  -0-
         Fourth Quarter                 $ 7 17/64       $ 3 19/64

              2000
              ----
         First Quarter                  $ 5 29/64       $ 3 19/32
         Second Quarter                 $ 4 1/4         $ 1 19/32
         Third Quarter                  $ 3 1/8         $ 1 1/8
         Fourth Quarter                 $ 1.75          $ .29

         On December 31, 2000, there were approximately 3,000 holders of record of our Common Stock.

         We have not paid any cash dividends with respect to our common stock, and it is unlikely we will pay any dividends on our common stock in the foreseeable future. We made a stock dividend of eleven shares for each ten shares owned which was distributed to shareholders of record as of October 3, 2000 and was actually distributed on October 17, 2000.

                            DESCRIPTION OF SECURITIES

         Our authorized stock consists of 50,000,000 authorized shares of Common Stock, par value $.001 per share, 13,399,001 shares of which were outstanding as of December 31, 2000; and 5,000,000 authorized shares of Preferred Stock par value .001 per share, of which no shares in Series A, Series B or Series C were outstanding and 2,000,000 Class D shares of Preferred Stock were outstanding.

Common Stock
------------

         Each share of Common Stock is entitled to one vote, either in person or by proxy, on all matters that may be voted upon by the owners thereof at a meeting of the shareholders, including the election of directors. The holders of Common Stock (i) have equal, ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive or redemption provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

         All shares of Common Stock issued and outstanding were fully paid and nonassessable, with no personal liability attaching to the ownership thereof.

Preferred Stock
---------------

         The rights of preferred shareholders is determined at the time a class of preferred stock is issued. Generally, each preferred share is entitled to one vote, either in person or by proxy, on all matters that may be voted upon by the owners thereof at a meeting of the shareholders, including the election of directors. The holders of Preferred Stock (i) have equal, ratable rights to dividends from funds legally available; (ii) are entitled to share preferably in all of our assets available for distribution to holders of Preferred Stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive or redemption provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

         Series D Preferred may be converted into common stock over a period of four years from the issue date which was on October 3, 2000, with 1/4 of the number of preferred shares issued on October 3, 2000 becoming convertible on each anniversary date into four common shares. There is no market for Series D Preferred and therefore, if the stock were to be sold, it would necessarily be converted at which time it would become common stock having been issued pursuant to Section 4(2) of the Act and could only be sold pursuant to Rule 144. How and when stock which is restricted can be sold under Rule 144 has been explained elsewhere in this Prospectus. Thus after a period of four years, it is possible that there could be a total of 8,000,000 additional common shares issued as a result of annual conversions of Series D Preferred.

Transfer Agent
--------------

The transfer agent is:         First American Stock Transfer, Inc.
                               PO Box 47700
                               Phoenix, AZ 85068-7700
                               Telephone: (602) 485-1346

Item 6.  Management's Discussion and Analysis Of Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto.

--------------------------

         THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING US, OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES POSED BY MANY FACTORS AND EVENTS THAT COULD CAUSE OUR ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM THOSE THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION: THE IMPACT OF COMPETITION ON OUR REVENUES, CHANGES IN LAW OR REGULATORY REQUIREMENTS THAT ADVERSELY AFFECT OR PRECLUDE CUSTOMERS FROM USING OUR SERVICES; AND FAILURE BY US TO KEEP PACE WITH EMERGING TECHNOLOGIES.

         WHEN USED IN THIS DISCUSSION AS WELL AS IN OTHER ITEMS IN THIS PROSPECTUS, WORDS SUCH AS "BELIEVES", "ANTICIPATES", "EXPECTS", "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

Results of Operations
---------------------

The results of operations of the Company for the year ended December 31, 2000 compared to the year ended December 31, 1999 are discussed below and the financial statements concerning operations for these periods are attached in
PART II, Item 7.

Revenues
--------

Presently, Senior Care receives income from rentals, sales of condominiums and sales of furniture from the manufacturing operation at Noble Concept Furniture. For the year ended December 31, 2000 gross rental income totaled $687,320, and furniture sales totaled $5,282,355 compared with rental income of $100,428 for the year ended December 31, 1999. There was no income from furniture sales during 1999 because Senior Care did not purchase the furniture operations until January 1, 2000. As of December 31, 2000, there had been no condominium sales. Total gross income for the year ended December 31, 2000 was $5,974,619.

Operating Expenses
------------------

Sales, General and Administrative

Selling, general and administrative costs were $1,811,027 for the year ended December 31, 2000, as compared to $140,892 for the year ended December 31, 1999. This increase was primarily attributed to the fact that the Senior Care only commenced operations in late 1999 and did not own the furniture manufacturing operation until January 1, 2000.

Net Profit or loss
------------------

Senior Care had a net loss of $20,921 from non-manufacturing operations and a profit of $26,548 from manufacturing operations for the year ended December 31, 2000 leaving a consolidated profit for that period of $5,617. However, after adjustments for accumulated amortization, the Company had a net loss of ($71,361). This contrasts with a net loss on operations for the year ended December 31, 1999 of $234,468. The turn around from loss to profit is primarily attributable to manufacturing operations which commenced during the year 2000 and from the fact that Senior Care completed construction on Pecos Russell Business Center resulting in increased rental income during 2000. The net loss for the year ended December 31, 2000 was ($.005) per share basic and diluted whereas the loss for the year ended December 31, 1999 was ($.05) per share, basic and diluted.

Liquidity and Capital Resources
-------------------------------

To date, we have funded our capital requirements for our current from cash flows from our operations, from real estate construction loans and from equity lines of credit which the Company has available. Our cash position as of December 31, 2000 was $43,485 as compared to $38,117 as of December 31, 1999. During the year 2000, the Company had a net decrease of cash of ($1,114,999) from operating activities. The Company had a net decrease of cash of ($8,449,962) from investing activities and received net cash of $9,570,329 from financing activities resulting in a net increase of cash of $5,368.

On May 1, 2000 the Company purchased Noble Furniture for 750,000 shares of Company common stock valued at $3,187,500. The combination has been accounted for by the purchase method. Accordingly, the Company recorded assets acquired at their fair values. The Company accounted for the acquisition under the purchase method of accounting and recorded a total of $1,732,240 in goodwill, which is being amortized over 15 years.

In the immediate future, in order to fund our current working capital requirements, expand of our existing operations as well as acquire additional companies for growth, we intend to seek to complete an offering of equity securities. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent on our ability to obtain such additional funding.

Emergence from a Development Stage Company
------------------------------------------

On August 31, 1999, the Company completed an asset purchase agreement where it purchased the assets and liabilities of East-West Developer, Inc. for a note payable of $700,000 and 1,480,122 shares or Senior Care Industries, Inc.'s common stock and 400,000 shares of preferred stock. After that date, the Company commenced operations and was no longer a development stage company.

Our Future Capital Requirements
-------------------------------

Our greatest cash requirements during the next two years will be the need for cash for real estate projects which generally will come from construction loans which the Company will obtain directly from bank lenders, for funding growth through future acquisitions of other companies who fit into the Senior Care business model and for capital requirements of companies already owned by Senior Care such as Rent USA. Noble Furniture already has a credit line from Celtic Capital which the Company believes will meet Noble's requirements for the immediate future. Funds required for the development of the properties acquired from Tri-National Development, Inc. will come from traditional real estate loans.

Subsequent to the next twenty-four months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from the sale of our condominiums, single family residences, from rents from our buildings including both commercial and residential properties and from profits in our manufacturing facilities, both present and contemplated. We may obtain future funding through new private financings and public offerings of debt and equity securities and most certainly, will continue to borrow money from banks and savings institutions to continue construction projects and real estate development projects.

Item 8.  Financial Statements

                          Senior Care Industries, Inc.

                              FINANCIAL STATEMENTS
                                December 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT                                                 20

BALANCE SHEET - ASSETS                                                       21

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY                         22

STATEMENT OF OPERATIONS                                                      23

STATEMENT OF STOCKHOLDERS' EQUITY                                            24

STATEMENT OF CASH FLOWS                                                      25

NOTES TO THE  FINANCIAL STATEMENTS                                           26



Ludlow & Harrison
A CPA Corporation
3545 Camino Del Rio South, Suite D
San Diego, CA 92108

INDEPENDENT AUDITOR'S REPORT

Board of Directors                                                April 2, 2000
Senior Care Industries, Inc. (the Company)
410 Broadway, 2nd Floor
Laguna Beach, CA 92651

We have audited the Balance Sheet of Senior Care Industries, Inc., as of December 31, 2000 and the related Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Senior Care Industries, Inc., as of December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Ludlow & Harrison
---------------------
Ludlow & Harrison
A CPA Corporation

                           SENIOR CARE INDUSTRIES, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                               December 31, 2000
                                                               -----------------

CURRENT ASSETS:

Cash                                                              $      43,485
Notes Receivable                                                         57,903
Accounts Receivable                                                     714,526
Inventory                                                               553,250
Deposits
 Equipment Deposits                                                       1,275
 Real Estate Deposits                                                   141,700
Prepaid Federal Income Tax                                                1,400
Prepaid State Income Tax                                                 15,720
Other Current Assets                                                     16,164
Prepaid expenses                                                          8,968
                                                                  --------------

Total current assets                                                  1,554,391
                                                                  --------------

FIXED ASSETS:

Machinery & Equipment                                                   134,835
Office Equipment                                                         17,681
Leasehold Improvements                                                   28,933
Capitalized Equipment Leases                                             50,673
Less: Accumulated Depreciation                                          (51,084)
                                                                  --------------
Total Machinery, Equipment & Leasehold Improvements                     181,038

Real Estate
 Construction in Progess-Capitalized Interest                           839,951
 Construction in Progress                                            14,889,307
 Rental Property                                                      1,800,000
 Capitalized Expenses on Real Estate Projects                         2,251,198
Less: Accumulated Depreciation                                          (44,284)
                                                                  --------------
Total Real Estate                                                    19,736,172
                                                                  --------------
Total Fixed Assets                                                   19,917,210

OTHER ASSETS:

Goodwill Noble Furniture                                              1,732,240
Investment in Rent USA, Inc.                                          2,250,000
Investment in LLC                                                     3,234,000
Less: Accumulated Amortization                                          (76,088)
                                                                  --------------
Total Other Assets                                                    7,139,252
                                                                  --------------
TOTAL ASSETS                                                      $  28,610,854
                                                                  ==============

See accompanying notes and auditor's report.

                          SENIOR CARE INDUSTRIES, INC.

                                  BALANCE SHEET

                       LIABILITES AND STOCKHOLDERS' EQUITY


                                                             December 31, 2000
                                                             -----------------

CURRENT LIABILITIES:

Accounts Payable                                                 $    462,585
Accrued Payroll Payable                                                11,178
Garnishment Payable                                                       552
Payroll Taxes Payable                                                   7,597
Accrued State Income Taxes Payable                                      4,090
State Sales Tax Payable                                                   512
Notes Payable, Current Portion                                         23,074
Reserve Accounts                                                        4,995
                                                                 -------------
Total Current Liabilities                                             514,584

LONG TERM LIABILITIES

Notes Payable, Non Current Portion                                  2,561,021
Real Estate Loans Payable                                          13,024,623
                                                                 -------------
Total Long Term Liabilities                                        16,100,228
                                                                 -------------

TOTAL LIABILITIES                                                  16,100,228
                                                                 -------------

STOCKHOLDERS' EQUITY:

Series D convertible preferred stock, $.001 par value
2,000,000 shares authorized and outstanding                             2,000
Common stock, $0.001 par value, 50,000,000 shares
authorized, 13,399,001 shares issued and outstanding                   13,399
Additional paid in capital                                         14,639,861
Accumulated deficit                                                (2,144,634)
                                                                 -------------

Total stockholders' equity                                         12,510,634
                                                                 -------------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                        $ 28,610,854
                                                                 =============

See accompanying notes and auditor's report.


                               SENIOR CARE INDUSTRIES, INC.

                                 STATEMENTS OF OPERATIONS

                                      For Years Ended

                                                              December 31, 1999 December 31, 2000
                                                              ----------------- -----------------
REVENUES:
Property rental                                                 $   100,428       $   687,321
Sales                                                                               5,416,210
Other Income                                                                            1,750
Sales Returns & Discounts                                                            (135,605)
Interest Income                                                                         4,943
                                                                ------------      ------------
Total Income and Net Sales                                          100,428         5,974,619

Less: Cost of Goods Sold
 Beginning Inventory                                                                  746,157
 Materials, wood                                                                    1,604,900
 Materials, other                                                                     711,174
 Labor                                                                              1,005,100
 Insurance, Workmen=s Compensation                                                    109,557
 Payroll Taxes                                                                         97,480
 Freight                                                                               39,587
 Depreciation                                                                          51,084
 Insurance, General Liability                                                          14,492
 Repairs and Maintenance                                                               43,401
 Small Tools                                                                           16,073
 Shop Supplies                                                                        116,065
 Rent                                                                                 229,370
Less: Ending Inventory                                                               (553,250)
                                                                ------------      ------------

Total Cost of Goods                                                                 4,231,730

COSTS AND EXPENSES:

Selling, general and administrative                                 314,080         1,811,027
State Income Tax                                                                        3,223
                                                                ------------      ------------
         Total costs and expenses                                   314,080         1,814,250
                                                                ------------      ------------


Profit or Loss                                                     (213,652)          (71,361)

Loss on discontinued operation, net of tax of $0                    (20,816)                0
                                                                ------------      ------------

Profit or Loss                                                  $  (234,468)      $   (71,361)
                                                                ============      ============

Weighted average number of common shares outstanding:
                  Basic and diluted                               4,784,546        13,399,001
                                                                ============      ============
   Net Profit or loss attributable to common shareholders
       per share:
                  Basic and diluted                             $     (0.05)      $    (0.005)
                                                                ============      ============

See accompanying notes and auditor's report.


                          SENIOR CARE INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                               For the Year Ended

                                                           December 31, 1999  December 31, 2000
                                                           -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit or loss                                          $   (234,468)      $    (71,361)


Adjustments to reconcile net income to net cash used in operating activities:

Depreciation expense                                              22,222             73,147
Amortization expense                                                                 76,988
Loss on discontinued operation                                    20,816

Changes in operating assets and liabilities:
Inventory                                                                          (553,250)
Accounts Receivable                                                                (772,420)
Prepaid expenses                                                  (2,550)          (182,677)
Accrued interest expense                                          65,333
Accounts Payable                                                                    314,583
                                                            -------------      -------------
         Net cash used in operating  activities                 (128,647)        (1,114,999)
                                                            -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Costs of real estate construction                             (3,884,857)        (4,235,600)
Acquisition of Noble fixed assets                                                  (232,199)
Acquisition of Noble goodwill                                                    (1,732,240)
Investment in Rent USA                                                           (2,250,000)
                                                            -------------      -------------

         Net cash in investing activities                     (3,884,857)        (8,449,962)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock and paid in capital transactions                      5,000          4,385,631
Proceeds from construction/real estate and other loans         4,045,789          5,184,658
                                                            -------------      -------------

         Net cash provided by financing activities             4,050,789          9,570,329
                                                            -------------      -------------
Net increase  in cash                                             37,285              5,368

Cash at beginning of period                                          832             38,117
                                                            -------------      -------------
Balance at end of period                                    $     38,117       $     43,485
                                                            =============      =============
Supplemental disclosure of cash flow information
   Cash paid during the year for:
                  Interest expense,
                  Net of amounts capitalized                $     81,433       $    758,518
                                                            =============      =============

See accompanying notes and auditor's report.


                                              SENIOR CARE INDUSTRIES, INC.

                                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                                     EQUITY For the Years Ended December 31,
                                     1999 and 2000

                              Series A          Series B         Series D                       Additional                 Total
                          Preferred Stock  Preferred Stock   Preferred Stock   Common    Stock    paid-in  Accumulated Stockholder's
                          Shares   Amount  Shares    Amount  Shares    Amount  Shares    Amount   capital    Deficit      Equity
                          ----------------------------------------------------------------------------------------------------------
Balances as of
December 31, 1998
and 1997                    34,500      34        -   $    -     -       -       182,032     182  1,860,237  (1,838,805)     21,648

Common stock
issued for cash                  -       -        -        -     -       -     5,000,000   5,000          -           -       5,000

Stock issued for net
assets  purchased from
East-West Community
Developer, Inc.                  -       -  400,000      400     -       -     1,480,122   1,480   8,402,296          -   8,404,176
(as restated - see Note 2)

Net loss                         -       -        -        -     -       -             -     -             -   (234,468)
(234,468)
(as restated - see Note 2)

Balances as of
December 31, 1999           34,500      34  400,000      400     -       -     6,662,154  $6,662  10,262,533 (2,073,273)  8,196,356
                           ---------------------------------------------------------------------------------------------------------
Conversion of
Series A Preferred         (34,500)    (34)                                      172,500     172                                172

Conversion of
Series B Preferred                         (400,000)    (400)                  2,000,000   2,000                              2,000

Common Stock for
Purchase of Assets                                           2,000,000  2,000    750,000     750   5,434,750              5,436,750

Stock Dividend
11 shares for 10                                                               1,132,411   1,133  (1,131,278)            (1,131,273)

Stock Issued to
Consultants, Officers
& Directors                                                                    2,540,772   2,541    (500,192)              (500,192)

Regulation S Stock
issued to Europeans                                                              141,164     141      72,284                 72,234

Net Loss                                                                                             (71,361)               (71,361)
Balances as of
December 31, 2000            -       -        -        -    2,000,000  2,000  13,399,001  13,399  14,066,736 (2,144,634) 12,510,626
                           =========================================================================================================

See accompanying notes and auditor's report.

                          SENIOR CARE INDUSTRIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                December 31, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 26, 1968 under the laws of the State of Idaho as Golden Chest, Inc. ("the Company"). During all of 1998 and through April 1999, the Company was inactive.

On April 2, 1999, the Company transferred its existing assets and liabilities to Paymaster Resources Incorporated. The net book value of these assets and liabilities totaled $20,816, which is recorded as a loss from discontinued operations in the accompanying statement of operations for 1999.

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

On April 30, 1999, the Company completed an asset purchase agreement where it purchased the assets and assumed the liabilities of East-West Developer, Inc. ("East-West") for a note payable of $700,000, 1,480,122 shares of common stock, and 400,000 shares of Series B preferred stock. The Series B preferred stock was converted on April 5, 2000 to common stock in the Company. The total value of the acquisition of $8,404,176 was based on the book value of net assets of East-West, which consist of real estate assets that were recently appraised and related real estate loans. Management felt that the recent appraisals where sufficient determinants of value as of the acquisition date.

On August 26, 1999, the Company changed its name to Senior Care Industries, Inc. and the corporate situs to Nevada.

The Company previously reported its financial statements under SFAS 7 as a developmental stage company. During fiscal 1999, the Company was no longer considered in the development stage as it has generated income from its intended sources since that year.

The Company had a net loss of ($71,361) for the year ended December 31, 2000 which increased its accumulated deficit to ($2,144,634) as of that date. Management believes its rental operations, acquisitions and anticipated sales of condominium units beginning in the first quarter of 2001 will be sufficient to fund its operations and meet its working capital requirements through the end of 2001 and beyond. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds where needed, or that such funds, if available, can be obtained on terms satisfactory to the Company.


NOTE 2 - - ACCOUNTING POLICIES AND PROCEDURES

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

b. The Company has not yet adopted any policy regarding payment of dividends. No cash dividends have been paid since inception.

                          SENIOR CARE INDUSTRIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                December 31, 2000

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED


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

e. The Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 2000. The Company considers the carrying value of such amounts in the financial statements (cash, real estate loans and note payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization and interest rates, which approximate current market rates.

f. The Company has net operating loss carry forwards as of December 31, 2000 that results in a deferred tax asset of approximately ($2,144,634). The Company has recorded a valuation allowance of against this asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for income taxes." The Company will review its need for a provision for income taxes after each operating quarter and each period for which a statement of operations is presented. The Company's marginal tax rate is 0% as a result of the valuation allowance.

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

h. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At December 31, 2000, management determined that there has been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairments.

NOTE 3 - REAL ESTATE

Real estate is made up of the following at December 31, 2000:

Rental property                                              $ 1,800,000
Capitalized Construction Interest                                839,951
Capitalized Expenses                                           2,251,199
Construction in progress                                      14,889,306
Less: Accumulated Depreciation                                   (44,285)
                                                             ------------
                                                             $19,736,172
                                                             ============

In addition to construction in progress is construction - period interest totaling $839,951 which is capitalized in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs."

                          SENIOR CARE INDUSTRIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                December 31, 2000


NOTE 4 - MORTGAGE DEBT

The Company has mortgage obligations as summarized below.

Friendly Bear Property
----------------------
A secured term loan with a bank, bearing interest at 8.5%, payable in equal monthly installments of $17,312.
Balloon payment due 2009.                                            $2,139,435

Signature Property
------------------
A construction loan with a mortgage company, bearing
interest at 12.5% payable in interest only monthly installments
of $26,695. Balloon payment due June 1, 2001.                         2,297,025

Pecos Russell
-------------
A construction loan with a mortgage company, bearing interest at 12.5% payable in interest only monthly installments of $11,219.
Balloon payment due January 2000. The loan was refinanced with a bank bearing interest at 9.25% payable in monthly installments of principal of $9,400 plus interest through December 2009. Balloon payment due
January 2010.                                                         2,753,478

Broadway Property
-----------------
A 1st trust deed loan with a bank, bearing interest at 8.375%
payable in monthly installments
of principal and interest of $7,116 through March 2027.                 692,079

A 2nd trust deed loan with a bank, bearing interest
at 11% payable in monthly installments of principal
and interest of $2,200 through January 2001. Balloon
payment due February 2002.                                              311,789

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing interest
at prime plus 1.25% payable in interest only monthly
installments of $17,538. Balloon Payment due
February, 2002.                                                       4,830,817
                                                                    ------------
Total                                                               $13,024,623
                                                                    ============

                          SENIOR CARE INDUSTRIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                December 31, 2000

NOTE 4 - MORTGAGE DEBT, CONTINUED

Maturities of mortgage notes payable are as follows:

         2001                                                     2,297,025
         2002                                                     5,142,606
         2003                                                       170,900
         2004 and thereafter                                      7,610,531
                                                                ------------

                                                                $13,024,623
                                                                ============

In addition, the Company as part of the asset purchase agreement with East- West Community Developer, agreed to issue to a non-related third party a $700,000 note with principal and accrued interest due on March 29, 2002. The note has no pre-payment penalty and an interest rate of 14%. The Company also has a secured credit line with Celtic Capital secured by inventory and accounts receivable of Noble Furniture and an unsecured credit line with American Auditors, LLC. Outstanding balances on the Celtic and American Auditors credit lines as of December 31, 2000 totaled $1,888,667.

NOTE 5 - COMMON STOCK

On May 1, 2000 the Company purchased Noble Furniture for 750,000 shares of Company common stock valued at $3,187,500. The combination has been accounted for by the purchase method. Accordingly, the Company recorded assets acquired at their fair values. The Company accounted for the acquisition under the purchase method of accounting and recorded a total of $1,732,240 in goodwill, which is being amortized over 15 years.

The Articles of Incorporation authorize 50,000,000 shares of common stock. As of December 31, 2000, the Company had a total of 13,399,001 shares outstanding.

NOTE 6 - PREFERRED STOCK

SERIES A
--------
As of April 2, 1999 the Company had 34,500 of its Series A preferred stock, convertible at .12 shares of the Company's $0.001 par value common stock for 1 share of preferred. The Series A preferred shares have no preferences for the payment of dividends or liquidation preferences. Those shares were converted to 172,500 shares of common stock on April 5, 2000. There are presently no Class A Preferred shares outstanding.

SERIES B
--------
On April 30, 1999 as part of the East-West purchase the Company issued 400,000 shares of its Series B preferred stock, par value $0.001, convertible at 5 shares of common stock for each share of preferred stock converted. The Series B preferred shares have no preferences for the payment of dividends or liquidation preferences. The option to convert the stock to common shares was exercised on April 30, 2000. As of December 31, 2000, there were no Series B Preferred shares outstanding.

SERIES C
--------
The Company set up Series C preferred stock for the purpose of issuing stock in exchange for land in Tennessee. That transaction was canceled and the stock issued was voided. There is presently no Series C preferred stock outstanding.

SERIES D
--------
On October 3, 2000, the Company issued 2,000,000 shares of Series D preferred stock to Rent USA, Inc. in exchange for 5,000,000 shares of common stock in Rent USA, Inc. which was issued to Senior Care. The transaction had a stated value in the contract of $2,250,000.

NOTE 7 - - COMMITMENTS

The Company has an equipment lease requiring payments of $320 per month which will expire in July, 2002.

                          SENIOR CARE INDUSTRIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                December 31, 2000

NOTE 8 - STOCK BENEFIT PLAN

The Board of Directors authorized the 2000 Stock Option Plan under the terms of which stock options were given to certain officers and directors of the Company. A total of 584,792 shares of common stock were issued under the terms of the 2000 Stock Option Plan to officers and directors during the year 2000.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the period January 1, 2000 to December 31, 2000.

         Numerator:
                  Numerator for basic net profit per share           $  (71,361)
                                                                      ==========
         Denominator:
                  Denominator for basic loss per share - weighted
                    average shares outstanding                        13,339,001
                                                                      ==========

NOTE 10 - LITIGATION

The Company has been named in litigation in the ordinary course of its business. Management believes the resolution of the matter will have an immaterial effect on the Company's financial position and results of operations.

NOTE 11  - STOCK OPTION

On April 5, 1999, in connection with the acquisition of East-West, the Company's Board of Directors authorized the Company to grant a consultant the right to subscribe for and purchase up to 5,000,000 shares of the Company's common stock, $0.001 par value at an exercise price of $0.00083333 per share expiring on April 5, 2001. On April 5, 2000, the holder of the option returned the option to the Company marked void and it was canceled on the books of the Company.

NOTE 12 - SUBSEQUENT EVENTS

Reverse Split of Common Shares
------------------------------

On March 12, 2001, the Shareholders authorized and the Board of Directors voted that all holders of common stock would receive 1 share of common stock for each 30 shares owned as of March 15, 2001. This resulted in reducing the number of common shares outstanding as of that date from 13,399,001 to 3,457,749.

Purchase of Assets of Tri-National Development Corporation
----------------------------------------------------------

On March 28, 2001, Senior Care purchased certain real estate assets of Tri-National Development Corporation and assumed all debt encumbering that real estate.

Through this transaction, Senior Care obtained approximately $58,450,000 in real estate assets with a net value of approximately $35,950,000 after subtracting assumed real estate debt and new debt acquisition to complete the transaction. A pro forma showing how the addition of these assets will affect the Balance Sheet of Senior Care is attached as Exhibit 99.

NOTE 13 - SEGMENT INFORMATION

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

Item 8. Changes in and disagreements with Accountants on Accounting & Financial Disclosures

The Company's original accountant was James Slayton, CPA who provided the Company with the audit for the filing of its Registration Statement as a Development Stage Company in 1999.

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

Note 3 to the Financial Statements stated as follows:

"NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues from its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern."

The Company then engaged John Spurgeon, CPA, who audited the Company's business for the fiscal year ended December 31, 1999 and whose restated audit was filed by the Company on Form 10KSB/A on June 27, 2000. This audit contains no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

On August 1, 2000, the Company engaged the auditing firm of Mendoza and Berger, CPA"s, 25200 La Paz Road, Suite 111, Laguna Hills, CA 92653, telephone (949) 598-8105 as accountant for the special purpose of auditing the first quarter of 2000 which was a special requirement made upon the Company by the American Stock Exchange as a part of the Company's application to become listed on that exchange. The reason for the selection of Mendoza & Berger to perform this audit rather than the audit being performed by the Company's then principal accountant, John Spurgeon, CPA, was as follows:

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

However, once the reviewed restated audit for 1999 was filed on an amended 10KSB/A on June 27, 2000, it was determined that a stub audit for the first quarter of the year 2000 would be required in lieu of a complete re-audit of the year 1999 since the review by Corbin & Wertz was not deemed sufficient by the Exchange since it required the principal auditor to be a member of the Practice Section and not merely the Auditor's reviewing firm.

As a result, the Company then solicited bids from three auditing firms, all of whom were members of the SEC Practice Section of the AICPA. The lowest bid and the firm which the Company believed could complete the audit most readily was Mendoza & Berger whom the Company then engaged as its auditor to undertake that work and to become its regular auditor.

The engagement of Mendoza & Berger for the purpose of performing the audit of the first quarter of 2000, was recommended and approved by the Board of Directors after considering all of the information set forth hereinabove.

The Company is unaware of any disagreement between James Slayton, John Spurgeon, Mendoza & Berger and/or Corbin & Wertz in connection with any audit which was performed by James Slayton or John Spurgeon for any of the prior two fiscal years and/or any subsequent period preceding the date when Mendoza & Berger were engaged and there are no disagreement with any former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Act

         MANAGEMENT

         Our Directors and Executive Officers, on March 15, 2001 including officers and directors who were in office as of December 31, 2000 but were no longer in office as of March 15, 2001, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:


Name and Age          Current Position       Director Since     Officer Since
------------          ----------------       --------------     -------------
Mervyn Phelan, Sr. 60 Chairman, CEO          March 12, 2001     March 12, 2001
                      Director

Stephen Reeder 50     Chairman, CEO,         August 31, 1999    August 31, 1999
                      President,             Resigned           Resigned as CEO
                      Director               March 12, 2001     March 12, 2001

Richard Hart 52       Vice President,        August 31, 1999    August 31, 1999
                      Director               Term Ended         Term Ended
                                             March 12, 2001     March 12, 2001

Bob Coberly 33        Vice President,        August 31, 1999    VP since August 31, 1999
                      Chief Financial Officer,                  CFO since November 10, 2000
                      Treasurer                                 Treas. since March 12, 2001
                      Director

David Tsai 55         Vice President,                           August 31, 1999

John Cruickshank 60   Vice President                            VP since April 18, 2000
                      Secretary                                 Sec. since November 10, 2000
                      Director               March 12, 2001

Scott Brake 48        Director               August 31, 1999

David Edwards 52      Director               April 1, 2000

John Tanner 36        Director               April 1, 2000

Denzel Harvey 55      Director               April 1, 2000

Bob Eschwege 58       Vice President                            May 20, 2000


         The principal occupations and positions for the past several years of each of our executive officers and directors are as follows:

Mervyn Phelan, Sr., Chairman, Chief Executive Officer, Director

Mr. Phelan is a licensed real estate broker in the State of California. Since 1988, he has been a business and lending consultant to a large number of small and mid-sized companies. From approximately 1988 until 1997, during the nationwide recession, he specialized in the field of bankruptcy reorganizations. He has vast experience in the field of preparing businesses and their management team to break into normal financing channels even though the businesses may be financially challenged and under-capitalized. He pioneered innovative purchase and financing techniques for distressed property owners which effectively helped distressed sellers and provided value for new purchasers. In 1985, Mr. Phelan purchased Camino Real Savings & Loan, renamed it First California Savings Bank and aggressively entered the field of apartment building and hospitality-related commercial lending. First California was began making super priority loans in Chapter 11 Bankruptcy cases, also known as priming liens, loans used to save property from liquid- ation. Mr. Phelan=s career in the hospitality industry as a broker, business consultant and acquisition manager has spanned 35 years.

Stephen Reeder: President [Resigned as President Effective March 31, 2001]

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

Richard Hart: Vice President, Director [Term Ended as Vice President and Director as of March 12, 2001]

Richard Hart has over twenty years of experience in the construction industry, and has been intimately involved with all manners of construction and developmental processes. He is a licensed general contractor in the State of California and is licensed to build all types of residential and wood frame construction commercial property.

During the last five years, Mr. Hart has been the owner and manager of Pacific Communities, a company specializing in the construction and rehabilitation of senior facilities and multi family homes in the Riverside/San Bernardino areas of Greater Los Angeles. Before his involvement with the Company, Mr. Hart served as the construction supervisor and project manager with the following construction and development firms: Van/Hart Performance Builders, La Ban Development, Special Projects, Sunkist Developers, Cal Cor, Regional Real Estate Developers, and Mike Pleman Developments. Mr. Hart will oversee the western United State construction projects for the Company reporting directly to Steve Reeder.

Scott Brake:  Director

Mr. Brake brings 30 years of business experience to the Board of Directors.

Mr. Brake's employment for the prior 5 year period has been as an independent business and financial consultant in Los Angeles, California.

David Tsai: Vice President

Mr. Tsai is a licensed architect. He graduated from Chung Yuan Christian College of Taiwan in 1967 and moved to California in 1969. After receiving his Masters Degree of Architecture at the University of California Berkeley in 1970, Mr. Tsai moved to Los Angeles and began his architectural career in the Southland.

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

Mr. Tsai's employment for the prior 5 year period has been as the principal of Tsai Development and Construction, in Monterey Park, California. He is the principal designer and builder of the Evergreen Manor II owned by Senior Care.

Robert Coberly: Chief Financial Officer, Treasurer, Director

Mr. Coberly graduated Magna Cum Laude from the University of San Diego in 1990 with a degree in Business Administration with an emphasis on finance. He brings 8 years of real estate experience to the Senior Care Industries Inc., management team. Mr. Coberly will focus on retail and residential development with the company, utilizing his national network of contacts gained through his years with CB Commercial and Marcus & Millechap. Mr. Coberly has initiated and sold over $100,000,000 in real estate throughout the United States and will focus on the eastern U.S. for the Company. He is a licensed real estate broker.

Mr. Coberly's employment for the prior 5 year period has been as a real estate agent with CB Commercial and Marcus & Millechap, in Los Angeles, California. Recently, he relocated to Capital Realty in South Pasadena, California.

John Cruickshank, Senior Vice President, Secretary, Director

Mr. Cruickshank is a graduate of the University of Vermont and Boston College Law School. For the last 10 years he has been a business consultant working mainly in connection with the law offices of Lawrence R. Young & Associates, P.C. in Downey, California as a consultant to Mr. Young's clients on business affairs. He left that position and joined Senior Care in April of 2000.

David Edwards, Director

David Edwards resides in London, England and is in the international antiques importing business. He was born in London in 1948 and attended school at St. Georges. He was for many years the owner and operator of six major licensed premises in London. He is now retired from that business and spends most of his time in charitable endeavors including acting as trustee and vice-chair of the national charity for children suffering from cancer, the Lennox Appeal, is a member of the Sudbury Rugby Football Club and trustee of the Mountview Drama School.

John Tanner, Director

John Tanner was born in 1964 in Dublin, Ireland, was educated at the Delasalle Brother's School, embarked on a career in hotel management after attending the Royal Marine Hotel Management Course. He presently resides in East Anglia in the United Kingdom and maintains a large stable of horses, trains horses and is a member of the British Show Hack & Riding Association and the British Sports Horse Society. He competes in various horse shows and rides the hunt with the Thorlow in Suffock and, has been awarded a number of hunt buttons by four other hunts in the British Isles.

He presently is also in the antique business, has developed a serious interest in architecture and design. After rebuilding and remodeling Westgate House in Long Melford, he found himself rebuilding and redesigning houses of significance in England, Ireland, Spain and Germany.

Denzel Harvey, Director

Denzel Harvey has been for the last twenty years the owner and operator of Northland Rental & Supply, a heavy equipment rental company in San Dimas, California. His company has an exclusive arrangement with Rent USA to supply equipment to Northland for its customers. He is the brother of Al Harvey, the founder of Rent USA, Inc. Northland is a part of the Disabled Veterans Business Enterprise (DVBE) program in California and by Congress on a Federal level gives an entitlement to disabled veterans on a par with minorities. Denzel Harvey is a disabled veteran. Because of the agreement between Rent USA and Northland, Northland is able to favorably compete on all expenditures for State of California and Federal public works projects. The agreement between Northland and the Rent USA provides for an exclusive marketing arrangement whereby the Rent USA provides the material, equipment and supplies for all of Northland's projects. The agreement is for seven years and is renewable. The agreement is written and signed by both parties. There are only 600 DVBE registered businesses in the California and only one in the heavy construction field according to the Disabled Veterans Alliance. Northland has an advantage over other non DVBE companies when bidding on federally mandated construction projects. The most recent version of the law passed by Congress and by the California State Legislature requires that at least 3% of all contracts let in State and federally mandated projects be to DVBE owned companies.

Bob Eschwege, Vice President and Manager of Noble Furniture

Mr. Eschwege founded Noble Furniture in 1989 and has been with the Company since its inception. He handles all aspects of oversight of manufacture, design, and distribution. He is a master furniture and cabinet maker whose expertise goes far beyond the manufacturing of furniture to the showing and sale of the product to distributors nationwide.

Item 10.  Executive Compensation

         The following table sets forth the Summary Compensation Table for all of our officers and directors who served during the last three fiscal years. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive stock options for service on the Board of Directors.


    Name                    Annual                      Awards          Payouts
& Position                  Comp.
------------------------------------------------------------------------------------------
              Year      Salary    Bonus   Other             Restricted       LTIP    Other
                                          Compensation  Stock      Options

Richard Hart 1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
V.P.         1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-      55,000     -0-      -0-

Martin
Richelli     1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
V.P.         1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-      29,792     -0-      -0-

Denzel
Harvey       1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-          -0-      55,000     -0-      -0-

David Tsai   1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
V.P.         1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-          -0-      55,000     -0-      -0-



    Name                     Annual                     Awards          Payouts
& Position                   Comp.
--------------------------------------------------------------------------------------------
              Year      Salary    Bonus   Other              Restricted        LTIP    Other
                                          Compensation  Stock      Options

Stephen
Reeder       1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
CEO          1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000       65,000     -0-       -0-          -0-      115,000    -0-      -0-

Bob Coberly  1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
V.P.         1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-       55,000    -0-      -0-

John
Cruickshank  1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
V.P.         1999 (1)    -0-       -0-       -0-          -0-          -0-    -0-      -0-
Secretary    2000       38,850     -0-       -0-          -0-       55,000    -0-      -0-

Scott Brake  1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
V.P.         1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-       55,000    -0-      -0-

Al Harvey    1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Former       1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-       55,000    -0-      -0-

Bob Eschwege 1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
V.P.         1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Plant Mgr.   2000       66,000     -0-       -0-          -0-       55,000    -0-      -0-

David
Edwards      1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-        55,000         -0-    -0-      -0-

John Tanner  1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-        55,000         -0-    -0-      -0-

(1) Prior to becoming an officer or director of Senior Care, John Cruickshank received compensation of 50,000 pre-reverse split shares of common stock in lieu of cash for consulting services during 1999.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Company presently has no compensation committee.

Audit Committee and Insider Participation
-----------------------------------------

We have an Audit Committee of the Board of Directors. The committee was activated on May 12, 2000. The Audit Committee, to date, has held no meetings. The members of the Audit Committee are:

John Tanner
David Edwards
Denzel Harvey

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following sets forth the number of shares of our Common Stock beneficially owned by (i) each person who, as of December 31, 2000, known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our individual directors and (iii) our officers and directors as a group. As of December 31, 2000, there were a total of 13,399,001 shares of Common Stock issued and outstanding and 2,000,000 shares of Series D Preferred Stock outstanding.

NAME AND ADDRESS                     AMOUNT AND NATURE OF             PERCENT OF
OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP (1)(2)      CLASS
-------------------                  ---------------------------      ----------
(i)  Rent USA, Inc.                   2,000,000 Restricted            Preferred
     P.O. Box 10                                                      Series D*
     San Dimas, CA 91733                                              100%

     Madeline Farah                     400,000 Restricted
     Aziz Holding Corp.                 400,000 Restricted            5.98%
     50 Laura Drive
     Cedar Grove, NJ 07009

     Evergreen Manor II, LLC          1,600,000 Restricted           11.94%
     c/o Craig Brown
     Managing Member
     410 Broadway, Suite 203
     Laguna Beach, CA 92651

(ii) Bob Eschwege                       150,000 Restricted
     Officer                             55,000 Registered            1.53%

(iii) Officers and Directors
      as a group                        610,000 Registered            4.55%
                                        (Not including Bob Eschwege)

* Series D Preferred may be converted into common stock in the Company on a schedule which allows 1/4 of these Series D Preferred shares to be converted to four shares of common stock on each anniversary date, that being October 3, 2000, of the issuance of those shares over a period of four years.


(1) All ownership is beneficial and of record, unless indicated otherwise and includes shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) There were no transactions, or series of transactions, during fiscal 1999 or 2000, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $60,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Item 12.  Certain Relationships and Related Transactions

         In the last three years, we have made transactions with our common stock for cash, services, and acquisitions which were not registered under the Securities Act of 1933.

         We have issued stock for services rendered for investor relations and other consulting services which were performed by Geneva Group, Inc., OTC Financial Network, The Hawke Group and Top 10 Financial Services. This stock was issued in lieu of cash payments or in addition to cash payments in certain circumstances.

         Additionally, we have issued stock to acquire assets as follows:

(1) On April 30, 1999, the Company completed an asset purchase agreement where it purchased the assets and assumed the liabilities of East-West Developer, Inc. for a note payable of $700,000, 1,480,122 shares of common stock, and 400,000 shares of Series B preferred stock which was convertible from 1 preferred share into 5 common shares. The preferred stock was converted in April, 2000. The total value of the acquisition of $8,404,176 based on the book value of net assets of East-West, which consisted of real estate assets that were appraised less related real estate loans.

(2) On May 15, 2000, the Company completed the purchase of Noble Concept Fidelity, Inc., a furniture manufacturing operation in San Diego, California in which it issued 750,000 shares of stock to shareholders of Cyrus Industries, Inc., the then owner of 80% of the shares of Noble Concept Fidelity, Inc., and 150,000 shares of common stock to Bob Eschwege, the manager, operator of the furniture company that was its founder and formerly 20% owner of Noble Concept Fidelity, Inc.

(3) On October 3, 2000, the Company completed the purchase of a controlling interest in Rent USA, Inc. in a stock swap in which Senior Care received 5,000,000 shares of Rent USA and Rent USA received a total of 2,000,000 shares of Series D Preferred Stock in Senior Care. At the time of the transaction, Rent USA had 6,098,289 shares of common stock outstanding. The sale to Senior Care of 5,000,000 shares of Rent USA raised the number of outstanding shares in Rent USA to 11,098,289 common shares outstanding. Based upon the financial statements of Rent USA as of the date of the closing of the transaction, the shares which Senior Care received had a book value of approximately $.45 per share or $2,250,000.00. Thus, the value assigned to the Senior Care Series D Preferred shares issued to Rent USA was $1.125 per share.

In connection with these acquisitions, we have issued our common shares as shown below:


Name            Date of Issuance          Number of Shares           Value of Shares at Issuance
------------     ----------------          ----------------           ---------------------------
Madeline Farah  Aug.31, 1999              400,000                    $1,111,500.00
Aziz Holdings   Aug.31, 1999              400,000                    $1,111,500.00
Friendly Bear   Aug.31, 1999              105,000                    $  233,415.00
Signature Prop. Aug.31, 1999              110,000                    $  244,530.00
Pecos Russell   Aug.31, 1999              200,000                    $  444,600.00
Broadway Acacia Aug.31, 1999               70,000                    $  155,610.00
Evergreen Manor Aug.31, 1999            2,200,000 *                  $4,890,600.00
Bob Eschwege    May 15, 2000              150,000                    $  226,893.00
Shareholders
of Cyrus
Industries      May 15, 2000              750,000                    $1,223,107.00

* Originally, Evergreen Manor received 600,000 shares plus 400,000 preferred shares which were convertible 5 for 1 to common stock. The preferred stock was converted to common stock in April, 2000. Since that time, a total of 600,000 shares were disbursed to one of the members of the limited liability company who withdrew and the remainder of 1,600,000 shares remains with the limited liability company and have not yet been disbursed to the members.

In all of the transactions shown above, the issuance, delivery and sale of our common stock was made pursuant to the asset exchange exemption within the meaning of Section 4(2) of the Act; and we have issued stop transfer orders concerning the transfer of certificates representing all the common stock issued and outstanding as reported by the foregoing table.

Additionally, we have issued Series D Preferred Stock as follows:


Name            Date of Issuance          Number of Shares           Value of Shares at Issuance
------------     ----------------          ----------------           ---------------------------
Rent USA        October 3, 2000           2,000,000                  $2,250,000.00

         We have issued our common stock for services to our employees, others and to employees under the terms of the 2000 Stock Option Agreement whereby certain employees were entitled to receive common stock during the year 2000 as follows:


Name              Date of Issuance          Number of Shares         Value of Shares at Issuance
--------------    ----------------          ----------------         ---------------------------
American Accounting
& Auditing, Inc.  Apr. 6, 2000              50,000                   $100,000
Brian Dvorak      Apr. 6, 2000               7,000                   $ 14,000
Defined Holding   Apr. 6, 2000              50,000                   $100,000
David Edwards     Apr.15, 2000              55,000                   $ 55,000
John Tanner       Apr.15, 2000              55,000                   $ 55,000
OTC Financial Grp.Apr.15, 2000              25,000                   $ 75,000
Hawke Group       Apr.15, 2000              10,000                   $ 30,000
Top 10 Financial  Aug.28, 2000              25,000 warrants
Richard Hart      Oct. 6, 2000              55,000                   $ 55,000
Martin Richelli   Oct. 6, 2000              55,000                   $ 55,000
Denzel Harvey     Oct. 6, 2000              55,000                   $ 55,000
David Tsai        Oct. 6, 2000              55,000                   $ 55,000
Stephen Reeder    Oct. 6, 2000             115,000                   $115,000
Bob Coberly       Oct. 6, 2000              55,000                   $ 55,000
John Cruickshank  Oct. 6, 2000              55,000                   $ 55,000
Scott Brake       Oct. 6, 2000              55,000                   $ 55,000
Al Harvey         Oct. 6, 2000              55,000                   $ 55,000
Bob Eschwege      Oct. 6, 2000              55,000                   $ 55,000
Brian Eisberg     Dec. 1, 2000             350,000                   $ 10,500
Michael Austin    Dec. 1, 2000             350,000                   $ 10,500


         In addition, we sold the following unregistered securities of ours to the person named, in the amounts, for the consideration and the dates indicated.

 Name                        Date               Number of Shares  Consideration
 ----                        ----               ----------------  -------------

European Equity              July 8, 2000       141,464           $ 72,425.00
& Guarantee

         In all of the transactions shown above, the issuance, delivery and sale of our common stock was made pursuant to the private offering exemption within the meaning of Section 4(2) of the Act; and we have issued stop transfer orders concerning the transfer of certificates representing all the common stock issued and outstanding as reported by the foregoing table. All of the shares issued to European Equity & Guarantee and/or its clients contained a restrictive legend pursuant to Regulation S regarding sales of shares to offshore persons and entities.

Item 13.  Exhibits and Reports on Form 8-K

The following Reports were filed by Senior Care on Form 8-K during the calendar year 2000 which are incorporated by reference:

An 8-K Report filed on April 21, 2000 which was amended by an 8-K/A Report filed on February 13, 2001 reporting the resignation of James Slayton, CPA as Senior Care's principal accountant and his replacement by John Spurgeon, CPA as principal accountant;

An 8-K Report filed on May 8, 2000, reporting the resignation of Thomas Reichman as President, Chief Executive Officer and Director, the naming of David Edwards and John Tanner as Directors, the appointment of John Cruickshank as Senior Vice President and the naming of Stephen Reeder as President and Chief Executive Officer;

An 8-K Report filed on May 15, 2000, reporting the acquisition of 100% of the stock in Noble Concepts Fidelity, Inc., a furniture manufacturing company located in El Cajon, California with an effective date of January 1, 2000;

An 8-K Report filed on August 11, 2000 which was amended by an 8-K/A Report filed on February 13, 2001 reporting on the special appointment of Mendoza & Berger as accountants for the specific purpose of rendering an audit of the first quarter of 2000 for purposes of seeking a listing on the American Stock Exchange for Senior Care;

An 8-K Report filed on October 12, 2000 announcing the resignation of Kenneth Schultz as Vice President and Director and Al Harvey as a Director of Senior Care;

An 8-K Report filed on October 26, 2000 announcing the purchase of an interest in Rent USA, Inc.

An 8-K Report filed on March 13, 2001 announcing the election of Mervyn Phelan, Sr. as Chairman of the Board of Directors and Chief Executive Officer and John Cruickshank as a member of the Board of Directors. It also announced the resignation of Stephen Reeder as Chief Executive Officer and Chairman.

Exhibits Attached
-----------------

Exhibit 99: Pro Forma Balance Sheet

     SIGNATURES


     Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Laguna Beach, State of California, on this 15th day of March, 2001.

          SENIOR CARE INDUSTRIES, INC.

          By: /s/ Mervyn Phelan, Sr.               By: /s/ Bob Coberly
          ---------------------------              ---------------------------
          Chief Executive Officer                  Chief Financial Officer
          & Director                               & Director


          By: /s/ Scott Brake                      By: /s/ Richard Hart
          ---------------------------              ---------------------------
          Vice President                           Vice President
          Director                                 Director


          By: /s/ Denzel Harvey
          ---------------------------
          Director
                              41