Form 10QSB
period 2001-03-31
SENIOR CARE INDUSTRIES INC
filed 2001-05-14
CIK 1095175

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

             For the quarterly period ended March 31, 2001
                                            --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001: Common stock 10,046,634 shares.

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements..................................... F-1/12

Item 2. Plan of Operation........................................ I-1

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................ II-1

Item 2. Changes in Securities.................................... II-3

Item 3. Defaults Upon Senior Securities.......................... II-4

Item 4. Submission of Matters to a Vote of Security Holders...... II-4

Item 5. Other Information........................................ II-9

Item 6. Exhibits and Reports on Form 8-K......................... II-9

SIGNATURES....................................................... II-10

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at March 31, 2001 and March 31, 2000

         Unaudited Statements of Operations for the three month periods periods ended March 31, 2000 and March 31, 2001.

         Unaudited Statements of Cash Flows for the three month period ended March 31, 2000 and March 31, 2001.

         Notes to the financial statements.

                                    CONTENTS

Consolidated Balance Sheets                                           F - 2

Consolidated Statements of Income                                     F - 4

Consolidated Statement of Stockholders' Equity                        F - 5

Consolidated Statements of Cash Flows                                 F - 6

Notes to the Financial Statements                                     F - 7

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------

                                     ASSETS

                                                          MARCH 31, 2000   MARCH 31, 2001
                                                          -------------    -------------
Current assets:
    Cash                                                   $    93,338     $     37,655
    Deposits                                                    65,859          141,700
    Accounts receivable                                        554,603          691,618
    Notes Receivable                                                             59,757
    Inventory                                                  744,957          634,944
    Employee Advances                                                               500
    Prepaid Rent                                                                  6,418
    Prepaid Taxes                                                                17,120
    Prepaid Lease Payments                                                          877
    Other Prepaid Expenses                                                        2,550
    Other current assets                                         1,455          220,171
                                                          -------------    -------------
      Total current assets                                   1,460,212        1,813,310

Fixed Assets:

Property held for resale:
    Construction in progress                                15,349,217       14,941,507
    Capitalized Interest                                                        902,448
    Capitalized Expenses                                                      2,452,178
    Less: Accumulated Depreciation                                              (55,355)
Property held for rental income:
    Rental Property                                          1,800,000        1,800,000
                                                          -------------    -------------
     Total Real Property Assets:                            17,149,217       20,040,778

Machinery & Equipment                                          134,835          226,291
Office Equipment                                                17,681           17,681
Leasehold Improvements                                          28,933           28,933
Capitalized Equipment Leases                                    50,673           50,673
Less: Accumulated Depreciation                                 (22,000)        (145,214)
                                                          -------------    -------------
     Total Property and Equipment:                             210,122          170,364

Other assets:
    Investment in Delran Associates, LLC                     3,234,000        3,234,000
    Goodwill Noble Furniture                                                  1,732,240
    Investment in Rent USA, Inc.                                              2,250,000
    Less: Accumulated Amortization                                              (95,110)
                                                          -------------    -------------
      Total other assets                                     3,234,000        7,121,130
                                                          -------------    -------------

      Total assets                                        $ 22,053,551     $ 29,145,582 *
                                                          =============    =============

     The accompanying notes are an integral part of the financial statements

     * Please note that Senior Care had a major acquisition of real property after March 31, 2001 which substantially effects the financial statement increasing Total assets to $99,374,637. A Pro Forma Balance Sheet appears on Page I-8.

                                      F-2

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               MARCH 31, 2000    MARCH 31, 2001
                                                                                -------------    -------------
Current liabilities:
    Accounts payable                                                             $   347,549     $    623,057
    Payroll Accruals                                                                                   27,732
    Garnishment Payable                                                                                   709
    Sales Tax Payable                                                                                     513
    Sales Tax Reimbursements Payable                                                                     (537)
    Accrued expenses                                                                  27,566
    Notes payable - current portion                                                  111,959           (5,928)
    Lines of credit - current portion                                                656,517            8,973
    Real Estate loans payable - current portion                                                     2,297,025
    Capital lease obligation-current portion                                          12,839            8,351
    Other current liabilities                                                                           4,995
                                                                                -------------    -------------
      Total current liabilities                                                    1,156,430        2,964,890

    Real estate loans Payable                                                     10,751,073       13,075,646
    Notes payable, net of current portion                                            706,008        2,273,869
    Lines of credit, net of current portion                                          190,423          505,759
    Accrued interest on notes payable                                                 96,845
                                                                                -------------    -------------
      Total Long Term Liabilities                                                 11,744,349       15,855,274
                                                                                -------------    -------------
      Total liabilities                                                           12,900,779       18,820,164

 Stockholders' equity :
    Series A convertible preferred stock, $.001 par value, 34,500 shares authorized, 34,500 shares issued and outstanding at March 31, 2000
       and no shares outstanding March 31, 2001, respectively                             34                -
    Series B convertible preferred stock, $.001 par value 400,000 shares authorized, 400,000 shares issued and outstanding at March 31,
       2000 and no shares outstanding March 31, 2001, respectively                       400                -
    Series D convertible preferred stock, $.001 par value, 2,000,000
       Shares issued and outstanding as of March 31, 2001                                               2,000

    Common stock, $.001 par value, 50,000,000 shares authorized,
       7,412,154 shares issued and outstanding March 31, 2000                          7,412
      10,046,634 shares issued and outstanding March 31, 2001                                          10,047
    Additional paid in capital                                                    11,450,890       12,606,217
    Accumulated deficit                                                           (2,305,964)      (2,292,846)
                                                                                -------------    -------------
     Total stockholders' equity                                                    9,196,772       10,325,418 **
                                                                                -------------    -------------

     Total liabilities and stockholders' equity                                 $ 22,053,551     $ 29,145,582
                                                                                =============    =============

     The accompanying notes are an integral part of the financial statements

     **Please note that Senior Care had a major acquisition of real property after March 31, 2001 which substantially effects the financial statement increasing Total shareholder equity to $70,875,418. A Pro Forma Balance
       Sheet appears on Page I-8.




                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------

                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                              MARCH 31, 2000      MARCH 31, 2001
                                              --------------      --------------
Gross Sales-Noble Furniture                    $  1,285,440         $  1,393,329
Cost of sales                                      (878,699)          (1,158,145)
                                               -------------        -------------
Gross profit-Noble Furniture                        406,741              235,185
                                               -------------        -------------

Rental property income                              123,701              209,891
Income from Equipment Rentals                                             74,000
                                               -------------        -------------
Total Adjusted Gross Income                         530,442              519,076

Operating expense:
    Selling, general and administrative             517,816              531,577
    Depreciation and amortization                    93,453               80,522
                                               -------------        -------------
      Total operating expenses                      611,269              592,099
                                               -------------        -------------
Operating loss                                      (80,827)             (73,023)
                                               -------------        -------------

Other income(expense):
    Interest expense                               (151,864)             (75,189)
                                               -------------        -------------

Loss before provision for income taxes             (232,691)            (148,212)
Provision for income taxes                               -
                                               -------------        -------------

Net loss                                       $   (232,691)        $   (148,212)
                                               =============        =============

Earnings per share:
    Basic                                             (.031)              (.014)
                                               =============        =============

Weighted average shares
   outstanding                                    7,412,154           10,046,634
                                               =============        =============

     The accompanying notes are an integral part of the financial statements

                                      F-4

                                            SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
                               CONVERTIBLE
                              PREFERRED STOCK     COMMON STOCK
                              ----------------  ------------------
                                                                     ADDITIONAL      RETAINED        TOTAL
                               NUMBER     PAR      NUMBER     PAR      PAID-IN       EARNINGS     STOCKHOLDERS'
                              OF SHARES  VALUE   OF SHARES   VALUE     CAPITAL       (DEFICIT)        EQUITY
                              ---------  ------  ---------  -------  ------------  -------------  -------------

Balance, December 31, 1999
Series A Preferred               34,500   $  34
Series B Preferred              400,000     400
Common                                           6,662,154  $ 6,662  $10,262,533   $ (2,073,273)  $  8,196,356

Shares issued in acquisition
of Noble Furniture                   -       -     750,000      750    1,232,357              -      1,233,107

Net loss                             -       -          -        -            -        (232,691)      (232,691)
                              ---------  ------  ---------  -------  ------------  -------------  -------------
Balance, March 31, 2000         434,500  $  434  7,412,154  $ 7,412  $11,494,890   $ (2,305,964)  $  9,196,772

Conversion of
Series A Preferred              (34,500)    (34)   172,500      172                                        172

Conversion of
Series B Preferred             (400,000)   (400) 2,000,000    2,000                                      2,000

Series D Preferred            2,000,000   2,000                        2,248,000                     2,250,000

Stock Dividend
11 shares for 10                                 1,132,411    1,133   (1,131,278)                   (1,130,145)

Adjustment to purchase
of Noble Furniture to
account for Goodwill                                                     499,893                       499,893

Stock Issued to
Consultants, Officers
& Directors under
2000 Stock Option Plan                           2,540,772    2,541     (500,192)                     (497,651)

Regulation S Stock
issued to Europeans                                141,164      141       72,284                        72,425

30 to 1 Reverse Split of
Common shares on
March 15, 2001                                 (12,952,368) (12,952)                                   (12,952)

Stock Issued to
Officers & Directors                             1,600,000    1,600       71,032                        72,632
2001 Stock Option Plan

Stock Issued in
Phelan Compensation
Package                                          8,000,000    8,000                                      8,000

Net Profit (Loss)                                                       (148,212)                     (148,212)

Adjustment to balance
earnings deficit
with 12/31/2000 audit                                                                    13,118         13,118

Balances as of
March 31, 2001                2,000,000   2,000 10,046,634   10,047   12,606,417     (2,292,846)    10,325,418
                              =========  ====== ==========  =======  ============  =============  =============

     The accompanying notes are an integral part of the financial statements




                                  SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
=======================================================================================================

                                                                          THREE MONTHS     THREE MONTHS
                                                                              ENDED            ENDED
                                                                          MARCH 31, 2000  MARCH 31, 2001
                                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                                 $  (232,691)    $  (148,212)
                                                                           ------------    ------------
Adjustments to reconcile net loss to cash used by operating activities:
  Depreciation and amortization                                                 93,453          80,522
Decrease (increase) in assets:
  Accounts receivable                                                         (554,603)         79,582
  Inventory                                                                   (744,957)         81,694
  Deposits                                                                     (65,859)
  Prepaids                                                                       1,095           6,418
  Construction in progress                                                    (912,430)        (52,200)
Increase (decrease) in liabilities:
  Accounts payable trade                                                       347,549         160,472
  Payroll Accruals                                                                              16,554
  Garnishments Payable                                                                             157
  Payroll Taxes Payable                                                                         (7,597)
  State Income Taxes Payable                                                                    (4,090)
  State Sales Tax Payable                                                                            1
  State Sales Tax Reimbursement                                                                    537
  Accrued liability                                                             27,566
  Accrued interest on notes payable                                             96,845
                                                                           ------------    ------------
    Total adjustments                                                       (1,711,341)        362,050
                                                                           ------------    ------------
    Net cash used in operating activities                                   (1,944,032)        213,838
                                                                           ------------    ------------

Cash flows used by investing activities:
  Purchase of property and equipment                                        (1,061,728)
  Capitalized Interest & Expenses paid                                                        (419,407)
                                                                           ------------    ------------
      Net cash used by investing activities                                 (1,061,728)       (419,407)
                                                                           ------------    ------------

Cash flows from financing activities:
  Net proceeds from promissory notes                                                           195,553
  Net proceeds from real estate loans                                                           51,023
  Net proceeds from debt                                                     1,827,874
  Issuance of common stock                                                   1,233,107          (3,352)
                                                                           ------------    ------------
    Net cash provided by financing activities                                3,060,981         243,224
                                                                           ------------    ------------

    Net decrease in cash                                                        55,221          (5,830)

Cash, beginning of period                                                       38,117          43,485
                                                                           ------------    ------------
Cash, end of period                                                        $    93,338          37,655
                                                                           ============    ============

Cash paid for interest and taxes are as follows:
  Interest, net of amounts capitalized                                     $   464,228         419,407
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND
FINANCING ACTIVITIES:
  Issuance of Common Stock in acquisition                                  $ 1,233,107     $ 3,187,500
  Issuance of Series D Preferred Stock in acquisition                                        2,250,000
                                                                           ============    ============

     The accompanying notes are an integral part of the financial statements



                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND MARCH 31, 2001
--------------------------------------------------------------------------------

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

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements at March 31, 2000, and for the three months then ended as well as the financial statements at March 31, 2001, and for the three months then ended include the accounts of the Company and its Subsidiary, Noble Furniture. All material intercompany balances and intercompany transactions have been eliminated.

3.       ACCOUNTING POLICIES AND PROCEDURES
         ----------------------------------

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

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND MARCH 31, 2001
--------------------------------------------------------------------------------

3.     ACCOUNTING POLICIES AND PROCEDURES, CONTINUED
       ---------------------------------------------

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

e. The Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 2000 and at March 31, 2001. The Company considers the carrying value of such amounts in the financial statements (cash, real estate loans and note payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization and interest rates, which approximate current market rates.

f. The Company had net operating loss carry forwards as of December 31, 2000 that resulted in a deferred tax asset of approximately ($2,144,634). The Company recorded a valuation allowance against this asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for income taxes." The Company will review its need for a provision for income taxes after each operating quarter and each period for which a statement of operations is presented. The Company's marginal tax rate is 0% as a result of the valuation allowance.

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

h. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At March 31, 2001, management determined that there had been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairments.

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND MARCH 31, 2001
--------------------------------------------------------------------------------

4.   REAL ESTATE
     -----------

Real estate is made up of the following at March 31, 2001:

Rental property                                              $ 1,800,000
Capitalized Construction Interest                                902,448
Capitalized Expenses                                           2,452,178
Construction in progress                                      14,941,507
Less: Accumulated Depreciation                                   (55,355)
                                                             ------------
                                                             $20,040,778
                                                             ============
5.  MORTGAGE DEBT
    -------------

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
                                                                    ============

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND MARCH 31, 2001
--------------------------------------------------------------------------------

5.   MORTGAGE DEBT, CONTINUED
     ------------------------

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

6.   COMMON STOCK
     ------------

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

The Articles of Incorporation authorize 50,000,000 shares of common stock. As of March 31, 2001, the Company had a total of 10,046,634 shares outstanding.

7.   PREFERRED STOCK
     ---------------

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

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND MARCH 31, 2001
--------------------------------------------------------------------------------

7.  PREFERRED STOCK, CONTINUED
    --------------------------

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

7.  COMMITMENTS
    -----------

The Company has an equipment lease at Noble Furniture requiring payments of $320 per month which will expire in July, 2002.

On January 23, 2001, the Company leased mining equipment which it in turn sub-leased to Equip USA. The obligations of the Company on these leases and the cost of the equipment leased are as follows:

Equipment                         Cost                       Monthly Payment
----------------------------------------------------------------------------
Nordberg 30x55 Jaw
Crusher & Cone                $   796,535

9 Payments commencing 2/1/2001                               $ 25,000
50 Payments commencing 11/1/2001                               14,607

Superior Radial Stacker            74,000

9 Payments commencing 2/1/2001                                  2,328
50 Payments commencing 11/1/2001                                1,367

2 Thunderbird Portable Conveyors  104,000

60 Payments commencing 4/25/2001                                1,762

                   SENIOR CARE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND MARCH 31, 2001
--------------------------------------------------------------------------------

9.   STOCK BENEFIT PLAN
     ------------------

The Board of Directors authorized the 2001 Stock Option Plan under the terms of which stock options were given to certain officers and directors of the Company. A total of 1,600,000 shares of common stock were issued under the terms of the 2001 Stock Option Plan to officers and directors on March 30, 2001.

10.  EARNINGS PER SHARE
     ------------------

The following table sets forth the computation of basic earnings per share for the quarter ended March 31, 2001.

         Numerator:
                  Numerator for basic net profit per share          $  (148,212)
                                                                    ============
         Denominator:
                  Denominator for basic loss per share - weighted
                    average shares outstanding                       10,046,634
                                                                    ============

11.  LITIGATION
     ----------

The Company has been named in litigation in the ordinary course of its business. Management believes the resolution of the matter will have an immaterial effect on the Company's financial position and results of operations.

12.  STOCK SPLIT
     -----------

On March 12, 2001, the Shareholders authorized and the Board of Directors voted that all holders of common stock would receive 1 share of common stock for each 30 shares owned as of March 15, 2001. This resulted in reducing the number of common shares outstanding as of that date from 13,399,001 to 446,634.

13.  SEGMENT INFORMATION
     -------------------

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

Item 2.  Plan of Operation

Senior Care's Business Model
----------------------------

Senior Care Industries is a diversified firm consisting of a real estate division, a manufacturing division, and a pharmaceutical, nutriceutical division.

The Company's real estate division invests in, manages, and develops senior housing, and is striving to become a leader in quality for-sale and rental, independent living age-restricted communities.

The Company's manufacturing division targets for acquisition, ancillary companies whose products and services are in high demand by Seniors such as medical device manufacturers, specialty food manufacturing companies and furniture manufacturing companies, enabling the firm to service seniors both in and out of its age restricted communities with its own products.

The Company's pharmaceutical and nutriceutical division targets for acquisition pharmaceutical and/or nutriceutical manufacturing companies and web based health products distributors as a feeder to manufacture and sell the products through an "E-commerce" pharmacy. The Company's pharmaceutical division utilizes a program to include a full service web-based senior support system that sells direct to the consumer, related health products in the financial services sector, including life insurance, health insurance, dietary advice, holistic medical alternatives, water and air purification. The Company intends to build a web-site and a support staff offering 24 hour access to these products and services once an acquisition closes.

During the year 2000, Senior Care entered into a binding agreement to purchase Physicians Nutritional Laboratories, Inc., who distributes a line of nutriceuticals designed by doctors.

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

2. a 47 unit senior condominium project in Monterey Park, California known as Evergreen Manor II which was under construction when Senior Care purchased it;

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

---------------------------------------------------
* The Company is involved in litigation regarding its membership interest in Delran and readers are advised to review the Litigation section of the Company's Annual Report on Form 10KSB to get full details regarding that litigation and the Company's potential exposure.
---------------------------------------------------

Rent USA has no direct operations. It operates through Equip USA which rents and sells heavy construction and rock crushing equipment. Equip USA holds a franchise to sell new and used New Holland heavy construction equipment in the State of New Mexico.

Significant Developments During the Year 2000
---------------------------------------------

The company completed construction on its 47 unit senior condominium project in Monterey Park, California known as Evergreen Manor II and unit sales commenced in January, 2001.

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

Important Events During the first quarter of 2001
-------------------------------------------------

On March 28, 2001, Senior Care entered into agreements with Tri-National Development Corporation to purchase certain real estate assets of the company and agreed to assume all debt encumbering those real estate assets. The purchase of the assets became effective on April 30, 2001 with certain contract alterations being made during early May, 2001, the entire transaction being generally as follows:

1.     THE HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract held by Tri-National which was completed in 1992 through Tri- National's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provided for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter). Pursuant to that Agreement, the property is being purchased on a gradual basis in 247-acre increments at $600,000 for each increment. As of the date of the Purchase Agreement with Senior Care, Tri-National owned a total of 750 acres. The balance of 1,750 acres is held in a trust with Banco Ixe, with title to additional acres releasable to Tri-National as additional annual $600,000 payments are made. In the event Tri-National is unable to make its scheduled annual payments, the trust is subject to cancellation and the property will be subject to refinancing under which Tri-National may be required to pay a significantly higher price per acre. The balance owing on the remaining 1,750 acres is $4,200,000 at $600,000 annually with no interest until 2003. Senior Care purchased only the present 750 acres owned by Tri-National's Mexican subsidiary together with the right to purchase additional acreage as Tri-National becomes entitled to purchase it.

Under the contract with Senior Care, 650 acres will be conveyed plus 100% of Tri-National's rights under the Option Agreement. The purchase price by Senior Care was $14,950,000, or in the area of $23,333 per acre. Senior Care paid 300,000 shares of Series F Convertible Preferred stock which is convertible into 20 shares of Senior Care Common stock for each share of Series F Preferred on a formula which allows 20% of the Preferred shares to be converted in the 24th month following the acquisition and 20% convertible on each 12th month anniversary date thereafter until all of the Preferred shares have been converted. Senior Care may, within 180 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the Common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the Contract.

Additionally, Tri-National's Mexican subsidiary will receive a 7.5% participation in the net profits from the development and sale of the property.

However, Senior Care may repurchase a total of $11,262,481 in Series F Convertible Preferred by the issuance of Series I Preferred stock which will then be issued to Tri-National's Corporate Note holders.

Tri-National originally purchased this property by selling nine-month Corporate Notes at 10% interest per annum which are all now due. The investors principal and interest were guaranteed by Tri-National and bonded by New England International Surety Co., for up to $15 million. Tri-National further collateralized the $15 million in bonding from New England International Surety Co. with a portion of its Hills of Bajamar property and paid over $1,000,000 in bonding fees. As of January 31, 2001 Tri-National had $11,262,481 in Corporate Notes outstanding, of which all were fully due and payable. There are presently approximately 300 holders of these Corporate Notes.

Under the terms of the Agreement with Senior Care, Senior Care will issue to the Corporate Note holders Series I Preferred stock. Series I Preferred stock will pay the Preferred shareholders a cumulative preferred return on their equity of 10% per annum. This return is paid by a 2% gross profit reservation on the sale of lots. Series I Preferred will be registered by the filing of an S-2 Registration Statement with the SEC. The stock will be redeemed for cash through the sale of Hills of Bajamar residential lots, with the Series I Preferred holders receiving 2% of the gross profit dedicated to pay a 10% preferred return plus 20% of the net profits to redeem the shares.

The registration is made necessary due to the fact that Tri-National sold these Corporate Note obligations in reliance on exemptions from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This resulted in Tri-National becoming the subject of a cease and desist order issued by the Wisconsin Securities Division, based on sales of its Notes to Wisconsin residents.

Additionally, Tri-National was required to offer a rescission to California investors requiring Tri-National to repay all California investors their principal only.

Then, the Louisiana Commissioner of Securities commenced an investigation to determine whether Tri-National would be required to refund all investments in the Notes to Louisiana purchasers. The Company issued approximately $1,500,000 in Notes to Louisiana investors.

The nine- month promissory note program was brought to Tri-National by the investment banking firm, Johnson, Richards & Company, Inc., and Tri-National claims that they relied on representations made by that firm that a federal exemption was available under the right terms and conditions. With the proceeds being used for specific projects etc., the Notes were considered commercial paper and exempt from securities registration.

Because Tri-National relied on federal and state exemptions for placement of its Notes, it is possible that other states may find that the Tri-National did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that Tri-National rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, Tri-National and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to Tri-National's ability to make any public offering in the future.

The Registration of Series I Preferred issued to the Corporate Note holders by Senior Care would remedy this problem and would grant to the Corporate Note holders new guarantees and provisions for payment as well as provisions for payment of interest.

2.   PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, Tri-National entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which included 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units, plus a 26,000 square-foot adjacent commercial building under construction for $13,079,055, payable with notes for $9,079,055 and stock.

Senior Care purchased this property for $15,800,000 for the land and $279,055 for the commercial building under construction for total consideration of $16,079,055. Senior Care assumed the outstanding mortgage on the property of $9,079,055 and will pay a total of $7,000,000 by issuing 150,000 shares of Series F Convertible Preferred stock. Again, Senior Care may, within 180 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the Common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the Contract.

Additionally, Tri-National's Mexican subsidiary will receive a 7.5% participation in the net profits from the development and sale of the property.

3.  PLAZA ROSARITO

On November 20, 1998, Tri-National Holdings, S.A. de C.V., a wholly owned Mexican subsidiary of Tri-National, purchased the Plaza San Fernando from Banco Bital with a $1 million cash down payment. In July of 1999, Capital Trust, Inc. of New York, the Company Investment Banker, provided the remaining $8 million necessary to close and complete the escrow.

Tri-National renamed this property, Plaza Rosarito. It is located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the 20th Century fox film studio where "Titanic" was filmed and down the street from the famous Rosarito Beach Hotel. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for the 450-room hotel and convention center, 18 acres of developed land, including 187,500 square feet of existing steel, concrete and marble commercial space.

Senior Care purchased this property for a total purchase price of $17,500,000 for the 15 acre undeveloped ocean front property and $15,700,000 for the 9 acres of developed land where the partially completed shopping center is located. The payment is being made by the issuance of 500,000 shares of Series F Preferred stock in Senior Care which is convertible to Common stock on the conversion formula which was discussed above. Again, Senior Care may, within 180 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the Common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the Contract.

Additionally, Tri-National's Mexican subsidiary will receive a 7.5% participation in the net profits from the development and sale of the property.

4.  PORTAL DEL MAR CONDOMINIUMS

In February of 1999, Tri-National, through a Mexican subsidiary, Tri-National Portal, S.A. de C.V. signed purchase agreements and provided a $500,000 down payment to acquire Portal Del Mar for $1,250,000. Portal Del Mar is a 123-unit, 2 and 3-bedroom condominium development on 6 acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view condominiums are in various stages of completion, with approximately 46 completed.

Senior Care purchased a 2/3rds undivided interest in this property for $6,000,000 paying 50,000 shares of Series F Convertible Preferred which is convertible to Common stock on the conversion formula which was discussed above. Again, Senior Care may, within 180 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the Common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the Contract.

Additionally, Tri-National's Mexican subsidiary will receive a 7.5% participation in the net profits from the development and sale of the property.

Senior Care assumed its proportional share of the debt on this property. Senior Care's portion of that debt is approximately $600,000.

Recap of Tri-National Acquisitions:
----------------------------------

Senior Care purchased assets held by Tri-National's Mexican subsidiaries as follows:

Name of Property        Purchase Price          Payment           Conversion           Repurchase Option
--------------------------------------------------------------------------------------------------------

Hills of Bajamar        $14,950,000             300,000 Series F  20% after 24 months  Repurchase option
                                                Preferred         20% each 12
                                                                  months 180
                                                                  days on 1st
                                                                  conversion
                                                                  Until all
                                                                  converted 30
                                                                  days on later
                                                                  conversions

Plazas Resort           $16,079,055             150,000 Series F  20% after 24 months  Repurchase option
Timeshares                                      Preferred         20% each 12 months   180 days on 1st conversion
                                                                  Until all converted  30 days on later conversions

Plaza Rosarita          $33,200,000             500,000 Series F  20% after 24 months  Repurchase option
                                                Preferred         20% each 12 months   180 days on 1st conversion
                                                                  Until all converted  30 days on later conversions

Portal Del Mar          $ 6,000,000              50,000 Series F  20% after 24 months  Repurchase option
                        -----------             Preferred         20% each 12 months   180 days on 1st conversion
                                                --------          Until all converted  30 days on later conversions
Total:                  $70,229,055            1,000,000 Shares
                                               Series F Preferred

1,000,000 shares of Series F Preferred converts into a total of 20,000,000 shares of Senior Care Common stock over the period of the conversion formula.

Based upon the above, Senior Care will obtain assets and assume debt on the Tri-National property acquisition as follows:

Senior Care purchased assets held by Tri-National's Mexican subsidiaries and assumed debt as follows:

Name of Property        Purchase Price          Debt Assumed        Net Assets Acquired
---------------------------------------------------------------------------------------

Hills of Bajamar        $14,950,000                                 $14,950,000

Plazas Resort           $16,079,055             $ 9,079,055         $ 7,000,000

Plaza Rosarita          $33,200,000                                 $33,200,000

Portal Del Mar          $ 6,000,000             $   600,000         $ 5,400,000
                        -----------             -----------         -----------
Total:                  $70,229,055             $ 9,679,055         $60,550,000


Based upon the information set forth above, management has prepared pro forma adjustments to the balance sheet of Senior Care as of March 31, 2001 showing the application of the purchases of the Tri-National property had they been completed by the end of the first quarter of 2001. The historical condensed balance sheet is derived from the historical financial statements of Senior Care Industries, Inc. which were set forth in the financial statements section of this Report. The pro forma adjustments are based upon managements' assumptions made in accordance with standards established by the American Institute of Certified Public Accountants.

The objective of this pro forma financial information is to show what the significant effects on the historical financial information might have been had the transaction occurred at an earlier date. However, the pro forma condensed balance sheet is not necessarily indicative of the results of operations or related effects on financial position that would have been attained had the above- mentioned transaction actually occurred earlier.

                          Senior Care Industries, Inc.
                                  Balance  Sheet
                                  March 31, 2001

                                                Historical        Pro forma
                                                ----------        ---------
Assets

Current Assets                                $  1,813,310      $  1,813,310

Fixed Assets
 Machinery & Equipment                             170,364           170,364
 Real Estate                                    20,040,778        90,269,833

Other Assets                                     7,121,130         7,121,130
                                              ------------      ------------
Total Assets                                  $ 29,145,582      $ 99,374,637
                                              ============      ============

Liabilities & Stockholder Equity

Current Liabilities                           $  2,964,890         2,964,890
Long Term Liabilities                           15,855,274        25,534,329
                                              ------------      ------------
Total Liabilaties                             $ 18,820,164      $ 28,499,219

Stockholder Equity                              10,325,418      $ 70,875,418
                                              ------------      ------------
Total Liabilities & Stockholder Equity        $ 29,145,582      $ 99,374,637
                                              ============      ============

Another part of the transaction with Tri-National will result in Senior Care making a tender offer for at least 51% of the outstanding common stock in Tri-National. It is anticipated that a Tender Offer will be filed and mailed to shareholders of record of Tri-National in mid May, 2001. Under the terms of the Tender Offer, Senior Care intends also to employ certain members of the present Tri-National management team.

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

Item 2.    Changes in Securities

     The following issuance of securities in the Company was made during the quarter ended March 31, 2001:

On March 12, 2001, the Shareholders at their Annual Meeting authorized the Board of Directors in its discretion to allow a one time reverse split of the common shares of the Company, that reverse split not to exceed a 30 to 1 reverse split of shares. On the same day, the Board of Directors met and authorized a reverse split whereby each owner of 30 shares would receive 1 share as of March 15, 2001. This resulted in the number of common shares outstanding being reduced from 13,399,001 to 446,634 shares outstanding.

Then the Board authorized the following common shares to be issued to officers and directors as follows:

1. The Aliso Circle Irrevocable Inter Vivos Trust as part of a package of benefits for Mervyn A. Phelan, Sr., 8,000,000 shares;

2. To various other officers and directors, a total of 1,600,000 shares as a bonus for work done in connection with the Tri-National property acquisition and in lieu of monetary compensation up to and through the date of the authorization. The shares which were authorized and the persons to whom the were issued are as follows:

Robert Coberly, Chief Financial Officer, Treasurer & Director, 400,000 shares; John Cruickshank, Senior Vice President, Secretary & Director, 400,000 shares; Stephen Reeder, former Chairman, CEO and Director, 200,000 shares; Bob Eschwege, Vice President and Plant Manager, 300,000 shares; Scott Brake, Vice President & Director, 200,000 shares; Denzel Harvey, David Edwards and John Tanner, 100,000 shares each as Directors.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were referred to a vote of Security Holders at the Annual Meeting on March 12, 2001:

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

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

           The following 8-K Report was filed by the Company during the first quarter of 2001:

1. An 8K Report filed on March 1, 2001 and amended by an 8K/A Report filed on March 13, 2001 reporting that February 19, 2001, John Spurgeon, CPA notified the Registrant in writing that he had resigned as the Registrant's principal independent accountant.

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

                                          Senior Care Industries, Inc.
                                          ----------------------------

Date: April 30, 2001                      /s/ Mervyn A. Phelan, Sr.
                                          ----------------------------
                                          Mervyn A. Phelan, Sr.
                                          Chief Executive Officer