Form 10QSB
period 2001-06-30
SENIOR CARE INDUSTRIES INC
filed 2001-08-15
CIK 1095175

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

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2001:

           Common stock 14,710,182 shares, $.001 Par Value.

           Series F Preferred Stock, 1,050,000 shares, $.001 Par Value

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements..................................... F-1/22

Item 2. Plan of Operation........................................ I-1

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................ II-1

Item 2. Changes in Securities.................................... II-3

Item 3. Defaults Upon Senior Securities.......................... II-4

Item 4. Submission of Matters to a Vote of Security Holders...... II-4

Item 5. Other Information........................................ II-7

Item 6. Exhibits and Reports on Form 8-K......................... II-8

SIGNATURES....................................................... II-9

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Unaudited Balance sheet at June 30, 2001 and June 30, 2000

         Unaudited Statements of Operations for the three month periods ended June 30, 2000 and June 30, 2001.

         Unaudited Statements of Cash Flows for the three month period ended June 30, 2000 and June 30, 2001.

         Notes to the financial statements.

                                    CONTENTS

Balance Sheet                                                         F - 2

Statement of Income                                                   F - 4

Statements of Cash Flow                                               F - 5

Notes to the Financial Statements                                     F - 6


                           SENIOR CARE INDUSTRIES, INC.
                                 BALANCE SHEET
----------------------------------------------------------------------------------------

                                     ASSETS


                                                          JUNE 30, 2001     JUNE 30, 2000
                                                          -------------     -------------
Current assets:
    Cash                                                  $    258,314      $     30,329
    Deposits                                                   141,700           135,364
    Accounts receivable                                        693,907           723,539
    Notes Receivable                                            59,757
    Noble Furniture Inventory                                  532,678           852,554
    Real Estate Inventory Held for Resale                    5,658,002
    Prepaid Rent                                                 6,418
    Prepaid Taxes                                               17,120
    Prepaid Lease Payments                                       2,082
    Other Prepaid Expenses                                       2,550            26,496
    Other current assets                                        16,163
                                                          -------------     -------------
      Total current assets                                   7,288,691         1,771,653

Fixed Assets:

Property held for resale:
    Construction in progress                                 3,346,836        15,273,812
    Capitalized Interest                                       902,448
    Capitalized Expenses                                       940,337
    Less: Accumulated Depreciation                             (44,284)          (33,253)
Property held for rental income:
    Rental Property                                          8,460,000         1,800,000
                                                          -------------     -------------
     Total Real Property Assets:                            13,605,337        17,040,559

Machinery & Equipment                                          226,291           134,835
Office Equipment                                                17,681            17,681
Leasehold Improvements                                          28,933            28,933
Capitalized Equipment Leases                                    50,673            50,673
Less: Accumulated Depreciation                                (163,888)         (107,255)
                                                          -------------     -------------
     Total Property and Equipment:                             159,160           124,867

Other assets:
    Investment in Delran Associates, LLC                     3,234,000         3,234,000
    Goodwill Noble Furniture                                 1,732,240         1,732,240
    Investment in Senior Care International                 70,229.055
    Less: Accumulated Amortization                            (114,132)          (38,044)
                                                          -------------     -------------
      Total other assets                                    75,081,163         4,928,196
                                                          -------------     -------------

      Total assets                                        $ 96,134,351      $ 23,865,275
                                                          =============     =============

     The accompanying notes are an integral part of the financial statements

                                       F-2



                             SENIOR CARE INDUSTRIES
                                 BALANCE SHEET
----------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      JUNE 30, 2001    JUNE 30, 2000
                                                                      -------------    -------------
Current liabilities:
    Accounts payable                                                  $    563,136     $    408,487
    Payroll Accruals                                                        21,195           34,671
    Garnishment Payable                                                      1,393
    Sales Tax Reimbursements Payable                                          (704)
    Notes payable - current portion                                         (5,928)
    Lines of credit - current portion                                                        56,125
    Real Estate loans payable - current portion                          1,050,000        6,984,328
    Capital lease obligation-current portion                                 9,795           10,227
    Other current liabilities                                                4,995
                                                                      -------------    -------------
      Total current liabilities                                          1,643,882        7,493,738

    Real estate loans Payable, net of current portion                   21,003,854        4,036,552
    Notes payable, net of current portion                                2,320,147        1,102,880
    Lines of credit, net of current portion                                572,657          817,201
    Accrued interest on notes payable                                                       114,333
                                                                      -------------    -------------
      Total Long Term Liabilities                                       23,896,658        6,070,966
                                                                      -------------    -------------
      Total liabilities                                                 25,440,540       13,564,791

Stockholders' equity :
    Common stock, $.001 par value, 50,000,000 shares authorized,
       9,591,654 shares issued and outstanding June 30, 2000                                  9,562
      14,710,182 shares issued and outstanding June 30, 2001                14,170
      Preferred stock, $.001 par value, 5,000,000 shares
      authorized, Series F Preferred Stock, 1,050,000 shares
      outstanding                                                            1,050
    Additional paid in capital                                          72,792,428        7,647,489
    Accumulated deficit                                                 (2,113,837)      (2,133,923)
                                                                      -------------    -------------
     Total stockholders' equity                                         70,693,811        9,790,974
                                                                      -------------    -------------
     Total liabilities and stockholders' equity                       $ 96,134,351     $ 23,865,275
                                                                      =============    =============

     The accompanying notes are an integral part of the financial statements



                          SENIOR CARE INDUSTRIES, INC.
                              STATEMENT OF INCOME
---------------------------------------------------------------------------------------------------------

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                        June 30,
                                                2001            2000             2001            2000
                                            -------------   -------------   -------------   -------------
Revenue
     Rental income                          $    276,094    $    157,562    $    485,985    $    281,263
     Real Estate Sales                         1,501,000                       1,501,000
     Noble Furniture Sales                     1,265,533       1,371,533       2,658,862       2,693,881
     Noble returns & allowances                  (15,445)        (28,159)        (15,445)        (65,068)
                                            -------------   -------------   -------------   -------------
Total Revenue                                  3,027,182       1,500,936       4,630,402       2,910,076
Less:
Cost of Sales-Real Estate                     (1,386,328)                     (1,386,328)
Cost of Sales-Noble Furniture                 (1,047,160)     (1,109,990)     (2,205,305)     (1,967,336)
                                            -------------   -------------   -------------   -------------
Gross Profit on Sales                            593,694         390,946       1,038,769         942,740

Less:
Operating Expenses
     Selling, general, and administrative       (553,706)       (258,831)       (842,447)       (697,746)
     Depreciation and amortization               (80,522)        (47,933)       (161,044)       (132,600)
                                            -------------   -------------   -------------   -------------
Total Operating Expenses                        (634,258)       (306,764)     (1,003,491)       (830,346)
                                            -------------   -------------   -------------   -------------
Income from Operations                           (40,564)         84,182          35,278         112,394

Other Income and (Expenses)
     Interest income                                               1,750                           1,750
     Interest expense                                            (95,275)                       (174,794)
                                            -------------   -------------   -------------   -------------
Total Other Income and (Expenses)                                (93,525)                       (173,044)
                                            -------------   -------------   -------------   -------------
Income Before Income Taxes                       (40,564)         (9,343)         35,278         (60,650)
Provision for Income Taxes
                                            -------------   -------------   -------------   -------------
Net Income (Loss)                           $    (40,564)   $     (9,343)   $     35,273    $    (60,650)
                                            =============   =============   =============   =============

Earnings Per Share - Basic                  $     (0.002)   $     (0.001)   $      0.002    $      (0.01)
                                            =============   =============   =============   =============
Weighted Average Number of Shares             14,710,182       9,591,654      14,710,182       9,591,654
                                            =============   =============   =============   =============

     See accompanying notes to financial statements and accountant's report


                               SENIOR CARE INDUSTRIES, INC.
                                  STATEMENT OF CASH FLOWS
==============================================================================================
                                                                      Three Months Ended
                                                                 June 30, 2001   June 30, 2000
                                                                 -------------   -------------
Cash Flow from Operating Activities:
      Net income (loss)                                          $   (40,564)    $  (60,650)
      Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Stock issued for services                                                  29,029
          Depreciation and amortization                               80,522        132,600
          Senior Care Property Sales adjustment items:
          (Increase) decrease in inventory                         1,196,478
          Noble Furniture adjustment items:
          (Increase) decrease in accounts receivable                   2,289       (164,114)
          (Increase) decrease in inventory                          (102,126)      (106,397)
          (Increase) decrease in prepaid expenses                     (1,345)       (16,253)
          (Increase) decrease in other current assets               (204,008)      (119,505)
          (Increase) decrease in Property & Equipment                (50,962)
          Increase (decrease) in accounts payable                    (59,921)        58,220
          Increase (decrease) in payroll accruals                     (6,537)
          Increase (decrease) in garnishments payable                    684
          Increase (decrease) in Sales Tax Payable                      (191)
          Increase (decrease) in accrued interest                                    49,000
          Increase (decrease) in accrued expenses                                     6,271
                                                                 ------------   ------------
Net Cash Provided (Used) by Operating Activities:                    814,319       (191,799)

Cash Flow from Investing Activities:
      Cash provided (used) for land purchases                       (750,000)
      Cash provided (used) by construction in progress               194,549     (1,508,565)
                                                                 ------------   ------------
Net Cash Provided (Used) by Investing Activities:                   (555,451)    (1,508,565)

Cash Flow from Financing Activities:
      Net proceeds (payments) from real estate loans:
         Proceeds (payments) Pecos Russell                           128,494
         Proceeds (payments) Evergreen Manor II                   (1,196,478)
         Proceeds (payments) Flamingo 55                           1,050,000
      Net proceeds (payments) from notes payable                       1,198      1,605,030
                                                                 ------------   ------------
Net Cash Provided (Used) by Financing Activities:                    (20,182)     1,605,030
                                                                 ------------   ------------
Net Increase (Decrease) in Cash                                      220,659        (95,334)
Cash Balance at Beginning of Period                                   37,655         65,005
                                                                 ------------   ------------
Cash Balance at End of Period                                    $   258,314    $    30,329
                                                                 ============   ============
Supplemental Schedules of Cash & Noncash Operating, Investing,
   and Financing Activities:
      Cash paid during the period for interest, including
        amounts capitalized                                      $   428,408    $   858,080
                                                                 ============   ============
      Cash paid during the period for income tax                 $    -0-       $    -0-
                                                                 ============   ============
      Issuance of common stock for services                      $    -0-       $    29,029
                                                                 ============   ============
      Capital lease incurred on machinery and equipment          $    -0-       $    50,673
                                                                 ============   ============
      Issuance of common stock in acquisitions                   $   300,000    $ 2,897,250
                                                                 ============   ============
      Issuance of preferred stock in acquisitions                $70,229,055    $    -0-
                                                                 ============   ============
      Issuance of common stock in conversion of preferred stock  $    -0-       $     2,173
                                                                 ============   ============

     See accompanying notes to financial statements and accountant's report

                                       F-4

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 26, 1968 under the laws of the State of Idaho as Golden Chest, Inc. ("the Company"). During all of 1998 and through April 1999, the Company was inactive.

On April 2, 1999, the Company transferred its existing assets which consisted of patented mining claims to Paymaster Resources Incorporated. There were no liabilities. Paymaster Resources Incorporated was a company that was controlled by the directors of Golden Chest, Inc. who thereafter resigned and new directors were appointed. The purpose of this transfer was to leave Golden Chest with no assets and no liabilities. The book value of these assets was $20,816, which was recorded as a loss from discontinued operations on the statement of operations for the period ended December 31, 1999.

On April 2, 1999, the Company Board of Directors authorized a 1 for 100 reverse stock split of the Company's $0.10 par value common stock. On April 3, 1999, the Company's Board of Directors approved increasing the authorized common stock to 50,000,000 shares at $0.001 par value and increasing the authorized preferred stock to 5,000,000 shares at $0.001. For purposes of comparison, all financial statements reflect the retroactive effects of the reverse split and the changes in par value and authorized common and preferred stock.

On April 30, 1999, the Company completed an asset purchase agreement where it purchased the assets and assumed the liabilities of East-West Community Developer, Inc. ("East-West") for a note payable of $700,000, 1,480,122 shares of common stock, and 400,000 shares of Series B preferred stock. The Series B preferred stock was converted on April 5, 2000 to common stock in the Company. The total value of the acquisition of $8,404,176 was based on the book value of net assets of East-West which Senior Care received, which consisted of real estate assets that had been appraised at the time of the transfer less the related real estate loans. Management felt that the recent appraisals where sufficient determinants of value as of the acquisition date.

On August 26, 1999, the Company changed its name to Senior Care Industries, Inc. and the corporate situs to Nevada.

The Company previously reported its financial statements under SFAS 7 as a developmental stage company. During fiscal 1999, the Company was no longer considered in the development stage as it has generated income from its intended sources since that year.

Management believes the Company's rental operations, furniture manufacturing operations and sales of condominium units which commenced during the period ended June 30, 2001 will be sufficient to fund the Company's operations. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds where needed from construction loans or equity funding, or that such funds, if available, can be obtained on terms satisfactory to the Company.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies for investments in other entities:

Senior Care has investments in the Delran Associates, LLC and Noble Furniture. It formerly held a stock position in Rent USA. Effective April 30, 2001, Senior Care divested itself of its stock in Rent USA and the 2,000,000 Series D preferred shares issued to Rent USA in connection with that transaction on October 3, 2000 were returned to the treasury of the Company and cancelled. This resulted in a reduction of the Company's assets of $2,250,000 during this quarter as a result of the cancellation of the Series D preferred stock.

The Delran investment was part of the East-West Developer asset acquisition and was based on the book value of net assets which Senior Care received, which consist of real estate assets that were recently appraised. Senior Care received a 45% membership interest in that limited liability company. There is on-going litigation regarding the Delran interest but to date, management has not made a determination that the value of that interest should be changed as a result of that litigation.

The purchase of Noble Furniture was valued based upon an appraisal of the assets of that company and the number of shares of Senior Care common stock given was based upon the market price of those shares as of the date the transaction was completed. The difference between the value of the assets and the value of the stock paid was considered good will and is being amortized over a period of 15 years. In that transaction, Senior Care obtained all of the outstanding shares of Noble Furniture and it is now a wholly owned subsidiary.

On a quarterly basis, Senior Care management assesses whether there is likely to be any impairment of its value in its investments. During this quarter, management determined that its investment in Rent USA had become worthless and returned all stock which Senior Care owned in Rent USA to that company and received from Rent USA the 2,000,000 shares of Series D preferred stock which Senior Care had paid for the common stock which it received in Rent USA in October of 2000. Whether there will be any impairment in Senior Care's investment in Delran will be determined after reviewing the progress in the Delran litigation which is presently pending and whether it is likely that there will need to be any adjustment to the value of that interest as a result. If the investment is considered impaired, then management will inform its principal accountant accordingly and adjustments to the value of the asset will be made on the financial statements.

There is also a current dispute regarding the property which Senior Care purchased from the Mexican subsidiaries of Tri-National Development Corp. on April 30, 2001. A full discussion of that dispute follows.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED

During the period ended June 30, 2001, Senior Care through its Mexican subsidiary purchased property from various Mexican subsidiaries of Tri-National Development Corporation [OTC:BB TNAV]. The properties were purchased with Senior Care preferred stock. On May 25, 2001, Tri-National reported on a form 8-K that it's subsidiaries had sold these properties to Senior Care International S.A. de C.V., a wholly owned subsidiary of Senior Care Industries, Inc. It also reported that those sales closed on April 30, 2001. Then, on July 12, 2001, Tri-National filed a new report on Form 8-K. In that report, Tri- National reported that the Board of Directors of Tri-National had voted to cancel the sales effective July 2, 2001.

Senior Care's position is that the action by Tri-National's board had no effect on the property sales for the following reasons:

1. The properties were owned by Tri-National's Mexican subsidiaries. The respective boards of directors of those Mexican corporations had full authority to act independently of the board of Tri-National Development with the right to sell the properties of those Mexican subsidiaries and did so.

2. The action by the Tri-National Board came after Tri-National Development reported on Form 8-K that the sales had closed on May 25, 2001. The action of the Board reported on July 12, 2001 attempted to cancel the sales effective July 2, 2001 but those sales had already closed on April 30, 2001.

3. The property sales had been approved by the respective boards of the Mexican subsidiaries before the property sales closed. Additionally, Senior Care obtained legal opinions with regard to each property transaction from Mexican counsel, copies of which were filed as exhibits attached to Senior Care's 8-K Report filed on July 5, 2001.

However, as a part of each separate transaction, Senior Care contracted to purchase the stock which Tri-National owned in each of its Mexican subsidiary corporations. The agreement to purchase the stock of the Mexican subsidiaries would necessarily have to be approved by the board of Tri-National Development. Senior Care management believed that board approval had been obtained. It now appears from the statements made in the Report filed on July 12, 2001, that the Tri-National board changed its mind after it had previously approved the transaction.

There was a separate contract between Tri-National Development and Senior Care to sell the stock in Tri-National Holdings S.A. de C.V. since that stock had been pledged to Capital Trust [NYSE:CT] by Tri-National. When Michael Sunstein executed that contract on behalf of Tri-National, he warranted that all conditions to closing had been met other than the approval of Capital Trust which the seller warranted they would obtain for Senior Care. That has not occurred.

Senior Care has booked the assets on its balance sheet together with the corresponding liabilities. Whether Senior Care will be able to complete all of the stock purchases contemplated by the transaction may not be settled until after Senior Care's tender for control of Tri- National has been completed. The reason for this is that at this time, the Tri-National board is not friendly toward Senior Care's position and a dispute has arisen. The last day for shareholders of Tri- National to tender their shares is August 31, 2001. The purchase of the stock in Tri-National Holdings S.A. de C.V. will, most likely, depend upon whether Senior Care can reach an accommodation with Capital Trust.

What follows is a pro forma financial statement showing what the effect would be on Senior Care's financial statements if the assets which Senior Care purchased from Tri-National's Mexican subsidiaries were reversed because Tri-National's Board was successful after prolonged contested litigation in unwinding the purchases which Senior Care International made from Tri-National's Mexican subsidiaries.


                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED

                           SENIOR CARE INDUSTRIES, INC.
                                   PRO FORMA
                                 BALANCE SHEET

                                     ASSETS

                                                           PRO FORMA           ACTUAL
                                                          JUNE 30, 2001     JUNE 30, 2000
                                                          -------------     -------------
Current assets:
    Cash                                                  $    258,314      $     30,329
    Deposits                                                   141,700           135,364
    Accounts receivable                                        693,907           723,539
    Notes Receivable                                            59,757
    Noble Furniture Inventory                                  532,678           852,554
    Real Estate Inventory Held for Resale                    5,658,002
    Prepaid Rent                                                 6,418
    Prepaid Taxes                                               17,120
    Prepaid Lease Payments                                       2,082
    Other Prepaid Expenses                                       2,550            26,496
    Other current assets                                        16,163
                                                          -------------     -------------
      Total current assets                                   7,288,691         1,771,653

Fixed Assets:

Property held for resale:
    Construction in progress                                 3,346,836        15,273,812
    Capitalized Interest                                       902,448
    Capitalized Expenses                                       940,337
    Less: Accumulated Depreciation                             (44,284)          (33,253)
Property held for rental income:
    Rental Property                                          8,460,000         1,800,000
                                                          -------------     -------------
     Total Real Property Assets:                            13,605,337        17,040,559

Machinery & Equipment                                          226,291           134,835
Office Equipment                                                17,681            17,681
Leasehold Improvements                                          28,933            28,933
Capitalized Equipment Leases                                    50,673            50,673
Less: Accumulated Depreciation                                (163,888)         (107,255)
                                                          -------------     -------------
     Total Property and Equipment:                             159,160           124,867

Other assets:
    Investment in Delran Associates, LLC                     3,234,000         3,234,000
    Goodwill Noble Furniture                                 1,732,240         1,732,240
    Less: Accumulated Amortization                            (114,132)          (38,044)
                                                          -------------     -------------
      Total other assets                                     4,852,108         4,928,196
                                                          -------------     -------------

      Total assets                                        $ 25,905,296      $ 23,865,275
                                                          =============     =============





                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED



                             SENIOR CARE INDUSTRIES
                                   PRO FORMA
                                 BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        PRO FORMA         ACTUAL
                                                                      JUNE 30, 2001    JUNE 30, 2000
                                                                      -------------    -------------
Current liabilities:
    Accounts payable                                                  $    563,136     $    408,487
    Payroll Accruals                                                        21,195           34,671
    Garnishment Payable                                                      1,393
    Sales Tax Reimbursements Payable                                          (704)
    Notes payable - current portion                                         (5,928)
    Lines of credit - current portion                                                        56,125
    Real Estate loans payable - current portion                          1,050,000        6,984,328
    Capital lease obligation-current portion                                 9,795           10,227
    Other current liabilities                                                4,995
                                                                      -------------    -------------
      Total current liabilities                                          1,643,882        7,493,738

    Real estate loans Payable, net of current portion                   11,324,799        4,036,552
    Notes payable, net of current portion                                2,320,147        1,102,880
    Lines of credit, net of current portion                                572,657          817,201
    Accrued interest on notes payable                                                       114,333
                                                                      -------------    -------------
      Total Long Term Liabilities                                       14,417,603        6,070,966
                                                                      -------------    -------------
      Total liabilities                                                 15,761,485       13,564,791

Stockholders' equity :
    Common stock, $.001 par value, 50,000,000 shares authorized,
       9,591,654 shares issued and outstanding June 30, 2000                                  9,562
      14,710,182 shares issued and outstanding June 30, 2001                14,170
    Additional paid in capital                                          12,243,478        7,647,489
    Accumulated deficit                                                 (2,113,837)      (2,133,923)
                                                                      -------------    -------------
     Total stockholders' equity                                         10,143,811        9,790,974
                                                                      -------------    -------------
     Total liabilities and stockholders' equity                       $ 25,905,296     $ 23,865,275
                                                                      =============    =============

Please note that the difference between the actual balance sheet and the pro forma balance sheet set forth here is that the purchases which Senior Care International made from Tri-National's Mexican subsidiaries are not included on these pro forma statements nor are the corresponding liabilities resulting from those purchases included and the preferred stock issued in connection with them has been eliminated.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED

General accounting polices and procedures are as follows:
---------------------------------------------------------

a. Senior Care records revenues from real estate sales when the escrow on the real estate transaction closes, that is when title has passed to the buyer and Senior Care receives the money it is owed on the transaction.

     No policy has yet been developed on the value of property held for resale as to whether the value of that property may be impaired as a result of not being able to sell it. Once the Company has some experience in the resale of property held for resale, then such a policy will be developed. The first sales of such property occurred during the period ended June 30, 2001.

     As to rental income, rent is treated as received when it is actually received.

     Sales of furniture from the operations of Noble Furniture are recorded when the furniture is delivered to the customer.

b. The Company has not yet adopted any policy regarding payment of dividends. No cash dividends have been paid since inception.

c. The cost of buildings and improvements are depreciated over the estimated useful life when they are placed in service. The Company utilizes the straight-line method of depreciation calculated over thirty years.

     Until the conclusion of the period ended June 30, 2001, Senior Care had three buildings which had been put into service and from which Senior Care collected rents. Those are Broadway-Acacia in Laguna Beach, California, Pecos Russell Business Center in Las Vegas, Nevada and Friendly Bear Plaza, also in Las Vegas. In June, the Broadway-Acacia building was sold to the Broadway-Acacia LLC leaving only the two Las Vegas buildings as rental income producers after June 30, 2001.

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

e. Senior Care is required to estimate the fair value of all financial instruments included on its balance sheet at June 30, 2001. The Company considers the carrying value of such amounts in the financial statements (cash, real estate loans and note payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization and interest rates, which approximate current market rates.

f. Senior Care has net operating loss carry forwards as of June 30, 2001 that results in a deferred tax asset of approximately ($2,113,837). Senior Care has recorded a valuation allowance against this asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for income taxes." The Company will review its need for a provision for income taxes after each operating quarter and each period for which a statement of operations is presented. The Company's marginal tax rate is 0% as a result of the valuation allowance.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED

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

h. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. During the period ended June 30, 2001, management determined that the stock it held in Rent USA had become worthless and thus the value of that asset was impaired and was written off. At this time, there are no other known impairments to the Company's long lived assets. There can be no assurance, however, that the value of other long lived assets of Senior Care will not change in the future. In particular, the Delran asset may be impaired as a result of current litigation. At this juncture, it is too early to make any such determination.

i.   Inventories are stated at cost determined using the first-in, first-out
     (FIFO) method, but not in excess of market. Inventories consist of raw materials, work-in process and finished goods. Costs include materials and direct labor. Inventories as stated on these financial statements are net after a deduction for doubtful accounts. Doubtful accounts from experience are a minor amount and for that reason, have not been stated separately.

NOTE 3 - REAL ESTATE

Real estate is made up of the following at

                                         June 30, 2001           June 30, 2000
                                         -------------           -------------

Rental property
Broadway-Acacia building                                         $ 1,800,000
Friendly Bear Plaza                        2,575,000
Pecos Russell Business Center              5,885,000
Capitalized Construction Interest            902,448
Capitalized Expenses                         940,337
Construction in progress                   3,346,836              15,273,812
Less: Accumulated Depreciation               (44,284)                (33,253)
                                         ------------            ------------
                                          13,605,337              17,040,559
                                         ============            ============

As of the period ended June 30, 2001, Senior Care had divested itself of the Broadway-Acacia building which had been carried as rental property at $1,800,000. As of the end of the same period, Friendly Bear and Pecos Russell Business Center in Las Vegas, Nevada were both completed and were added to property held for rental income.

Construction in progress includes the Signature property in New Mexico and Flamingo 55 in Las Vegas. The property in San Jacinto, California which the Company purchased in July, 2001, is not included in Construction in Progress for this period and is reported as a subsequent event.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 4 - MORTGAGE DEBT                                       June 30, 2001           June 30, 2000
                                                             -------------           -------------
The Company has mortgage obligations as summarized below.

Friendly Bear Property
----------------------
A secured term loan with a bank, bearing
interest at 8.5%, payable
in equal monthly installments of $17,312.
Balloon payment due 2009.                                     $  2,139,435             $ 2,139,435

Signature Property
------------------
A construction loan with a mortgage company,
bearing interest at 12.5% payable in interest
only monthly installments of $26,695. Balloon
payment due June 1, 2003. Note: This loan had                    2,297,025               2,297,025
been due on June 1, 2001 and was extended for
a period of two years prior to the expiration of
the original term.

Pecos Russell
-------------
Bank loan bearing interest at 9.25%
payable in monthly installments of principal of $9,400
plus interest through December 2009. Balloon payment
due January 2010.                                                3,254,000               2,153,790

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing interest
at prime plus 1.25% payable in interest only monthly
installments of $17,538. Balloon Payment due
February, 2002.                                                  3,634,339               4,230,929

Flamingo 55
-----------
A land loan with a bank, bearing interest at 14%
due April, 2002                                                  1,050,000

Plazas Resort
-------------
Payable to DUBSCA upon completion of
vacation timeshare project                                       9,079,055

Portal Del Mar
--------------
Payable to original seller on
completion of project                                              600,000
                                                               ------------            ------------
Total                                                           22,053,854              11,020,867
                                                               ============            ============


                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 5 - OTHER DEBT

The Company as part of the asset purchase agreement with East-West Community Developer, agreed to issue to a non-related third party a $700,000 note with principal and accrued interest due on March 29, 2002.

Noble Furniture has a credit line with Celtic Capital which is secured by inventory and accounts receivable under the terms of which Noble can borrow 50% of raw materials and finished goods and 80% of accounts receivable aged not more than 90 days. The weighted average interest rate on borrowings under the Celtic credit line was 12% during the year 2000 and to date during 2001.

Senior Care also has a credit line with American Auditors, LLC but that credit line is not secured by any assets of Senior Care. The weighted average interest rate on these borrowings under the American Auditors credit line was 10% during the year 2000 and to date during 2001.

NOTE 6 - COMMON STOCK

On May 1, 2000 the Company purchased Noble Furniture for 750,000 shares of Company common stock valued at $3,187,500. The combination has been accounted for by the purchase method. Accordingly, the Company recorded assets acquired at their fair values. The Company accounted for the acquisition under the purchase method of accounting and recorded a total of $1,732,240 in goodwill, which is being amortized over 15 years. The difference between the actual purchase price and the amount of goodwill is the appraised value of the equipment and other tangible assets which Noble owned at the time the company was purchased. No intangibles were included in that determination.

The Articles of Incorporation authorize 50,000,000 shares of common stock. As of March 15, 2001, the Company had a total of 13,391,182 shares outstanding. On that date, a 30 to 1 reverse split reduced the number of outstanding shares from that amount to 446,634. After that date, the Board of Directors authorized the issuance of shares as follows:

1. On March 15, 2001, 1,600,000 shares pursuant to the 2001 Stock Option Agreement to officers and directors of Senior Care. These shares were registered by an S-8 Registration Statement filed on April 18, 2001.
The options were granted to the following officers and directors in the following numbers whose addresses are at 410 Broadway, 2nd Floor, Laguna Beach, CA 92651 unless otherwise indicated:

Name of Officer or       Number of Shares
Director                 Optioned
-----------------------  -------------
Denzel Harvey              100,000
Director
325 South 200 East
Selina, UT 84654
-----------------------  -------------
Stephen Reeder             200,000
President
3450 E. Russell Road
Las Vegas, NV 89120
-----------------------  -------------
Bob Coberly                400,000
Vice President,
Chief Financial Officer
& Director
-----------------------  -------------
John Cruickshank           400,000
Senior Vice President,
Secretary & Director
-----------------------  -------------

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 6 - COMMON STOCK, CONTINUED

Name of Officer or       Number of Shares
Director                 Optioned
-----------------------  -------------
Scott Brake                200,000
Vice President &
Director
15555 Huntington Beach Lane
Huntington Beach, CA 92647
----------------------   ------------
Bob Eschwege               300,000
Plant Manager, Noble
Furniture
495 Raleigh Ave.
El Cajon, CA 92020
----------------------   ------------

2. On March 15, 2001, 8,000,000 shares to Aliso Circle Irrevocable Inter Vivos Trust as part of a compensation package to Mervyn A. Phelan, Sr. These shares are restricted. The terms of the employment of Mervyn A. Phelan, Sr. is discussed in detail later in this Report and his employment contract is attached as an exhibit.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 6 - COMMON STOCK, CONTINUED

3. On April 19, 2001, 3,013,548 common shares were issued to consultants who worked on various acquisitions for the Company including the San Jacinto, California transaction and other acquisitions in Las Vegas, Nevada. These shares were registered through an S-8 Registration filed on April 19, 2001. The persons who received those shares and their addresses are as follows:

Name & Address of         Number of
Consultant                Shares
-----------------------  -------------
Craig Brown              1,004,516
410 Broadway, Suite 203
Laguna Beach, CA 92651
-----------------------  -------------
Brian Eisberg            1,004,516
8 Vineyard Court
Navato, CA 94947
-----------------------  -------------
Michael Austin           1,004,516
1550 Bellwood
San Marino, CA 91108
-----------------------  -------------

4. On the same date, shares were issued to the sellers of the Flamingo 55 project in Las Vegas, Nevada. The name and address of the parties receiving these shares are as follows:

Name & Address            Number of Shares
------------------------  --------------
Woodbury-Viking Partnership
2330 Highland Ave.        250,000, Restricted
Las Vegas, NV 89102

5. On April 26, 2001, common stock was issued as part of the purchase price for the land acquisition in San Jacinto, California.
The name and address of the party receiving those shares and the number of shares issued is as follows:

Name & Address            Number of Shares
------------------------  --------------
Perdico Properties Trust  1,300,000, Restricted
5670 S. Pecos
Las Vegas, NV 89120

6. On May 29, 2001, certain shares were issued to consultants as follows:

Name & Address           Number of Shares
-----------------------  --------------
Hudson Consulting Group  100,000, Restricted
268 West 400 South
Suite 300
Salt Lake City, UT 84101

As of June 30, 2001, there were a total of 14,710,182 common shares outstanding.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 7 - PREFERRED STOCK

SERIES A
--------
As of April 2, 1999 Senior Care had 34,500 of its Series A preferred stock, convertible at .12 shares of Senior Care's $0.001 par value common stock for 1 share of preferred. The Series A preferred shares have no preferences for the payment of dividends or liquidation preferences. Those shares were converted to 172,500 shares of common stock on April 5, 2000. There are presently no Class A preferred shares outstanding.

SERIES B
--------
On April 30, 1999 as part of the East-West purchase Senior Care issued 400,000 shares of its Series B preferred stock, par value $0.001, convertible at 5 shares of common stock for each share of preferred stock converted. The Series B preferred shares have no preferences for the payment of dividends or liquidation preferences. The option to convert the stock to common shares was exercised on April 30, 2000. There are presently no Series B preferred shares outstanding.

SERIES C
--------
The Company set up Series C preferred stock for the purpose of issuing stock in exchange for land in Tennessee. That transaction was canceled and the stock issued was voided. There are presently no Series C preferred stock outstanding.

SERIES D
--------
On October 3, 2000, Senior Care issued 2,000,000 shares of Series D preferred stock to Rent USA, Inc. in exchange for 5,000,000 shares of common stock in Rent USA, Inc. which was issued to Senior Care. The transaction had a stated value in the contract of $2,250,000. 5,000,000 shares of Rent USA represented 43.5% of the shares outstanding in that company as of the date of the transaction. On April 30, 2001, the shares of Rent USA were returned to that company and Senior Care received back the 2,000,000 shares of Series D preferred stock which was then placed into the treasury of the Company and cancelled.

SERIES F
--------
Series F preferred will be issued pursuant to a tender offer which Senior Care has made to its shareholders under the terms of which shareholders of Senior Care are being offered 1 share of Series F preferred for each share of common stock which the shareholder owns in Senior Care. The Series F preferred shares convert into common shares at the rate of 60 common shares for every 1 preferred share, 20% of the number of shares owned becoming convertible at the end of each 12th month anniversary date of the issue. These shares will be registered and issued pursuant to the tender offer and prospectus. It is anticipated that there could be up to 300,000 shares of Series F preferred stock issued under the terms of the tender offer which originally was due to expire on August 10, 2001 but was extended to August 31, 2001. Once converted, a maximum of approximately 18,000,000 common shares would be issued over the 5 year period with a maximum of approximately 3,600,000 common shares being issued each year.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 7 - Preferred STOCK, CONTINUED

The Company has filed an S-4 Registration Statement to register these shares with the Securities & Exchange Commission.

Prior to the actual making of the tender offer, Senior Care management agreed to issue restricted Series F preferred shares to Senior Care shareholders who complained about the 30 to 1 reverse split which took effect on March 15, 2001. These shares have the same terms as those offered by the tender offer and will become registered shares when the S-4 Registration Statement becomes effective. As of June 30, 2001, the Company had issued a total of 4,067 shares of Series F preferred.

SERIES G
--------
On April 28, 2001, Senior Care issued 1,050,000 shares of Series G preferred stock to Tri-National Development Corporation in exchange for certain assets of Tri-National. These Series G preferred shares are convertible into common stock over a period of 5 years, 20% of the number of shares held on the 24th month anniversary date of the issue and 20% thereafter on each 12th month anniversary date until all of the shares are converted. Each Series G preferred share converts into 20 common shares. Once converted, a total of 21,000,000 common shares will be issued with a maximum of 4,200,000 being convertible on April 28, 2003 and 4,200,000 being convertible on each 12th month anniversary date thereafter.

NOTE 8 - COMMITMENTS

Noble Furniture Leases
----------------------

The Company has an equipment lease on equipment used by Noble Furniture requiring payments of $320 per month which will expire in July, 2002.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS, CONTINUED

Rent USA Equipment Leases
-------------------------

On January 23, 2001, Senior Care leased mining equipment which it in turn sub-leased to Equip USA, a wholly owned subsidiary of Rent USA. The leases were obtained and Senior Care agreed to become liable under the terms of the leases based upon Rent USA's representation that the equipment would be leased continually for at least the first two years to a single user under a written contract for the rental of the equipment. The obligations of the Company on these leases and the cost of the equipment leased were as follows:

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

Senior Care management discovered that after only three months use, the equipment was being returned to Senior Care by the end user and that Senior Care would have to find a new user for the equipment. By this time, Rent USA management who had expertise in the rental, repair, maintenance and operation of the equipment had left Rent USA, Rent USA was no longer doing any appreciable business and it appeared that Senior Care would be required to take over the entire equipment rental operation. Senior Care was unwilling to do so. Furthermore, management of Senior Care without the management of Rent USA, has no expertise in the equipment rental business. As a result, Senior Care negotiated with the original lessor of the equipment to find a new lessee for that equipment. It has also brought a lawsuit against all of the individuals and entities involved in this matter. Senior Care management has determined that the Company may suffer a loss as a result of the failure to honor all obligations under the terms of these leases. The extent of the loss is yet undetermined but is estimated to result in a one-time loss of approximately $300,000 at such time as Senior Care actually suffers the loss which will not be until such time as the equipment can be resold and a deficiency amount determined. The determination of the amount of the anticipated loss was determined after discussions with the lessors of the equipment leaseholds who have experience with the resale of this type of equipment.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS, CONTINUED

Commitments on Baja California Properties
-----------------------------------------

Senior Care agreed when it purchased Plaza Rosarito, Tri-National agreed that it would allow Senior Care to repurchase $8,000,000 in value of Series F preferred stock to be used for the payment of Capital Trust who loaned Tri-National the money to purchase the Plaza Rosarito property initially. This stock repurchase is to be from the first sales proceeds from Plaza Rosarito.

Because of the recent injunctive proceedings brought by Capital Trust which could restrict Senior Care's ability to finance the development of Plaza Rosarito and the oceanfront property across the street from the shopping center, Senior Care is presently undertaking to purchase the judgment which Capital Trust has against Tri-National, and certain of its officers and directors.

Likewise, with respect to the Hills of Bajamar, Tri-National agreed that it would allow Senior Care to repurchase approximately $11,000,000 in value of Series F preferred stock to be used for the payment of bond holders, the bond holders' payments to come from the first sales of Hills of Bajamar lots and/or homes.

Senior Care also agreed to use its best efforts to register through an SB-2 Registration a debenture which would be issued to Tri-National's bond holders with the debenture being paid from the sale of lots and/or homes at the Hills of Bajamar.

NOTE 9 - STOCK BENEFIT PLAN

The Board of Directors authorized the 2000 Stock Option Plan under the terms of which stock options were given to certain officers and directors of the Company. A total of 19,493 post-split shares of common stock were issued under the terms of the 2000 Stock Option Plan to officers and directors during the year 2000. Then, the Board of Directors authorized the 2001 Stock option Plan under the terms of which a total of 1,600,000 shares were issued to officers and directors. The Company accounts for stock-based employee compensation arrangements under the intrinsic method pursuant to APB 25.

NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the six month period ended:
                                                June 30, 2001      June 30, 2000
                                                -------------      -------------

Numerator:
   Numerator for basic net profit (loss)
                                per share          $ 0.002            $ (0.01)
                                                  ==========         ==========
   Denominator:
   Denominator for basic profit or
loss per share - weighted average
                            shares outstanding    14,710,182         9,591,654
                                                  ==========        ===========

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 11 - LITIGATION

Delran Litigation
-----------------
Senior Care is involved in the following legal proceedings, all stemming from its ownership interest in the Delran Associates, LLC:

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

Management does not expect that this litigation will ultimately result in a damage award against the Company. It could result in an adjustment to the value of the Company's interest in Delran or could wipe out the value of that interest completely. Normally, management makes adjustments to the value of Company investments quarterly if the Company is aware of any information which would negatively impact the investment. To date, no adjustments to the Delran investment has occurred. The Company has been required to expend approximately $75,000 to date defending its Delran interest in these proceedings by way of legal fees. It is anticipated that expenditure could increase by an additional $50,000 in legal fees over the next year.

Tri-National Litigation
-----------------------
On June 22, 2001, a Restraining Order was issued by the Superior Court of the State of California in the matter of Capital Trust, Inc. v. Tri- National Development Corporation, et al., County of San Diego, Case No. GIC756510 in which Senior Care Industries, Inc., as a non-defendant, third party, was restrained and enjoined from receiving, transferring, assigning, disposing of, interfering with, hypothecating or encumbering any rights to any real property owned by Tri-National Development Corporation or any of its wholly owned subsidiaries. This action followed the appointment of a receiver who was ordered to take possession of all property of Tri-National Development Corporation on May 24, 2001.

The properties which Senior Care International S.A. de C.V. purchased from various Mexican subsidiaries of Tri-National Development Corporation and which are located in Mexico, were the property of Senior Care International S.A. de C.V. prior to the imposition of the Restraining Order and are not, therefore, the property of Tri-National or its subsidiaries and are not subject to the control of the State Court Receiver. Mexican counsel has confirmed that neither Senior Care International S.A. de C.V. nor the properties owned by it are subject to the jurisdiction of the California Superior Court.

Although Senior Care's counsel has been informed that the State Court Receiver is attempting to place a lien against the property known as Plaza Rosarito, counsel has taken appropriate legal steps in Mexico to thwart any attempted action by the State Court Receiver or by Capital Trust, Inc. to interfere with Senior Care International's normal business activities in Mexico.

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 11 - LITIGATION, CONTINUED

Rent USA Litigation
-------------------

On July 31, 2001, Senior Care brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased the rock crushing equipment to Senior Care. This action entitled Senior Care Industries, Inc. v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, conversion and RICO violations [18 U.S.C. 1962, et seq.] against various defendants.

NOTE 12 - SEGMENT INFORMATION

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

Senior Care has developed the following segment information:

1. Rental income which the Company receives from the rental of its income real properties;

2. Income received from the Noble Furniture manufacturing operation;

3. Income from the sale of property which the Company holds for resale.

Income segments are reported as follows:

1. Income from the rental property segment for the 6 month period ended is as follows:

                                         June 30, 2001     June 30, 2000
                                         -------------     -------------

Rental Income                             $  485,985        $  281,263
Less: General & Administrative Expenses     (232,031)                -
Interest Expense                             (25,853)          (72,429)
Depreciation & Amortization                 (150,370)         (111,352)
                                          -----------       -----------
Loss Attributable to Rental Operations:   $   77,931        $   97,482
                                          ===========       ===========

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 2000 AND JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE 12 - SEGMENT INFORMATION, CONTINUED

2. Income and expenses incurred in connection with the Company's Noble Furniture operations for the six month period ended is as follows:

                                 June 30, 2001     June 30, 2000
                                 -------------     -------------

Sales                            $  2,658,862      $  2,693,881
Less: Sales Returns                   (15,445)          (65,068)
                                 -------------     -------------
Gross Sales                         2,643,417         2,628,813
Less: Cost of Good Sold            (2,205,305)       (1,967,336)
                                 -------------     -------------
Gross Profit on Sales                 438,112           661,477
Less: Selling, General &
      Administrative Expenses        (551,104)         (697,746)
      Interest Expense                (33,464)         (102,365)
      Depreciation                    (21,348)          (21,348)
                                 -------------     -------------
Net Loss                             (167,804)         (159,982)
                                 =============     =============

There are no customers of Noble Furniture whose purchases from that segment exceed 10% of the total sales of that segment for the six month reported period.

Please note that the segment information on Noble Furniture comprises only a partial year, that the business of Noble is seasonal and the information reflected does not necessarily demonstrate what the results may be for a full year of business.

3. Income from the sale of real property held for resale for the six month period ended is as follows:

                                 June 30, 2001     June 30, 2000
                                 -------------     -------------
Gross Sales                      $  1,501,000      $     -0-
Less:
Sales Expenses                       (109,330)

Less:
Cost of Property Sold              (1,276,998)
                                 -------------     -------------
Gross Profit on Sales                 114,672            -0-
                                 =============     =============

All of these sales were from the Company's project at Evergreen Manor II where a total of 7 condominium units sold during the period reported. There were during the same period, a total of 13 condominium units in escrow which had not yet closed. Only sales which have actually closed where the Company has received payment are reported here.

NOTE 13 - SUBSEQUENT EVENTS

In July, 2001, Senior Care purchased land in San Jacinto, California for a combination of cash and stock. Senior Care borrowed a total of $2,000,000 which was secured by a lien against the property and was cross-collateralized with a third deed of trust on Evergreen Manor II. From the loan proceeds, Senior Care paid $1,500,000 to the seller of the property and also paid a total of 1,300,000 shares to the seller. Those shares had been previously issued prior to the actual close of the transaction and are reported in recent issues of stock. The stock had been issued to Perdico Properties Trust on April 26, 2001. The entire transaction had a present value as of the date of the close of escrow of $3,000,000. At the time of close, a plot map was recorded with the County of San Bernardino which will allow Senior Care to build a total of 223 homes. The project is zoned for senior housing.

ITEM 2 - PLAN OF OPERATION

Description of the Company's Business
-------------------------------------

Senior Care is dedicated to building affordable housing for senior citizens. Currently, Senior Care has projects under construction in Southern California, Las Vegas, Nevada, in the Phoenix, Arizona area and in New Mexico. Sales on its condominium project in Los Angeles, California are presently underway. Taking advantage of compelling demographic and regional trends as well as substantial governmental and international investment in the Baja California region of Mexico, Senior Care recently purchased large tracts of property in the Rosarito Beach area of Baja California in Mexico. This property will also be developed for the senior market. The projects are within a one hour drive of San Diego, provide an alternative attraction to Palm Springs, Phoenix and Las Vegas. Where those desert communities are only viable six months of the year due to extreme heat during the summer months, Baja California offers a year-round climate which averages 75 degrees Fahrenheit. Additionally, Baja California offers the amenities available from its oceanfront location including fishing, sailing, swimming, surfing, other water sports, oceanfront golf and a competitive advantage other inland desert communities cannot provide.

Senior Care also owns Noble Concepts, a manufacturer of high-quality "Craftsman Mission" furniture which is distributed throughout the United States to a variety of furniture retailers. Senior Care also utilizes Noble to furnish its models and rental units.

The Company generally invests in, manages, and develops senior housing, develops and manages office malls and strip malls and for-sale and rental, independent living senior communities. In the future, Senior Care may enter into the development of assisted living centers for seniors.

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

On October 3, 2000, the Company purchased a 43.5% interest in Rent USA, a company that had begun entering into the business of renting and selling heavy duty construction and mining equipment.

Projects Completed During the Year 2000
---------------------------------------

The company completed construction on its 47 unit senior condominium project in Monterey Park, California known as Evergreen Manor II and unit sales commenced in January, 2001 with the actual close of escrow on initial sales in June, 2001.

The company also completed its 32,000 square foot office complex in Las Vegas, Nevada, known as Pecos Russell Business Center as well as Friendly Bear Plaza, a strip mall, and rented all available units.

Projects Presently Under Development
------------------------------------

Senior Care has under development real estate projects located in the following communities and states:

1. Senior Care already owns the land where a 57 unit Senior Apartment Project in Albuquerque, New Mexico will be built. The Company has not yet begun construction but where all plans have been approved;

2. It also owns the land where 223 single family senior homes will be built in San Jacinto, California, approximately 40 minutes from Palm Springs and 10 minutes from Hemet, California;

3. Flamingo 55 located in the City of Las Vegas, Nevada at the intersection of Flamingo Blvd. and Freeway 95 is a senior town home project where the Senior Care will build 54 homes for seniors. Plans have been approved by the Clark County Planning Department and Senior Care purchased the land escrow on May 3, 2001.

4.  The Baja California Properties:

On March 28, 2001, Senior Care entered into agreements with Mexican subsidiaries of Tri-National Development Corporation [OTC:BB:TNAV] to purchase certain real estate assets of and agreed to assume all debt encumbering those real estate assets. The sale of the assets closed on April 30, 2001. In this connection a new corporation was formed in Mexico which is a wholly owned subsidiary of Senior Care known as Senior Care International S.A. de C.V. This Mexican subsidiary was the entity that entered into all of the contracts to purchase the Baja California properties and closed on those purchases on April 30, 2001.

The terms of those sales were as follows:

a. THE HILLS OF BAJAMAR

The Hills of Bajamar property is a 2,500-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. The purchase contract held by Tri-National which was completed in 1992 through Tri- National's wholly-owned Mexican subsidiary, Planificacion Desarollos de Jatay, S.A. de C.V. ("Planificacion"), provided for an overall purchase price of $6,000,000 for the 2,500 acres ($2,400 per acre or $.60 per sq. meter). Pursuant to that Agreement, the property is being purchased on a gradual basis in 247-acre increments at $600,000 for each increment. As of the date of the Purchase Agreement with Senior Care, Tri-National owned a total of 650 acres. The balance of 1,750 acres is held in a trust with Banco Ixe, with title to additional acres releasable to Tri-National as additional annual $600,000 payments are made. In the event Tri-National is unable to make its scheduled annual payments, the trust is subject to cancellation and the property will be subject to refinancing under which Tri-National may be required to pay a significantly higher price per acre. The balance owing on the remaining 1,750 acres is $4,200,000 at $600,000 annually with no interest until 2003. Senior Care purchased only the present 650 acres owned by Tri-National's Mexican subsidiary together with the right to purchase additional acreage as Tri-National becomes entitled to purchase it.

Under the contract with Senior Care, 650 acres were conveyed plus 100% of Tri-National's rights under the Option Agreement. The purchase price paid by Senior Care was $14,950,000, or in the area of $23,333 per acre. Senior Care paid 300,000 shares of Series F Convertible preferred stock which is convertible into 20 shares of Senior Care common stock for each share of Series F preferred on a formula which allows 20% of the preferred shares to be converted in the 24th month following the acquisition and 20% convertible on each 12th month anniversary date thereafter until all of the preferred shares have been converted. Senior Care may, within 30 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the Contract.

Additionally, Tri-National will receive a 7.5% to 12% participation in the net profits from the development and sale of the property under a formula that is set forth in the contract.

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

Under the terms of the Agreement with Senior Care, Senior Care will issue to the Corporate Note holders Series I preferred stock. Series I preferred stock will pay the preferred shareholders a cumulative preferred return on their equity of 10% per annum. This return is paid by a 2% gross profit reservation on the sale of lots. Series I preferred will be registered by the filing of an S-2 Registration Statement with the SEC. The stock will be redeemed for cash through the sale of Hills of Bajamar residential lots, with the Series I preferred holders receiving 2% of the gross profit dedicated to pay a 50% of the net profits to redeem the shares.

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

Senior Care is informed that Tri-National management relied on federal and state exemptions for placement of its Notes. As a result, it is possible that other states may find that the Tri-National did not comply with the various blue sky exemptions. The consequences of any such violations may vary from state to state, but could include the requirement that Tri-National rescind some or all of the sales in such states at the request of the affected subscribers and prepare formal registration statements and/or other documentation at the request of the securities regulators. Additionally, Tri-National and/or its officers may be subject to civil and/or criminal fines or penalties including, but not limited to, a sanction with regard to Tri-National's ability to make any public offering in the future.

The Registration of Series I preferred issued to the corporate note holders by Senior Care would remedy this problem and would grant to the Corporate Note holders new guarantees and provisions for payment as well as provisions for payment of interest.

b. PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

In December of 1996, Tri-National entered into an acquisition agreement with Valcas Internacional, S.A., to acquire 100% of the stock of Inmobilaria Plaza Baja California, S.A., a Mexican corporation, including its existing assets, which included 16+ developed acres of ocean front land within the Bajamar resort with plans for 328 vacation ownership (timeshare) units for $16,079,055, payable with notes for $9,079,055 and stock.

Senior Care purchased this property for $16,079,055. Senior Care assumed the outstanding mortgage on the property of $9,079,055 and paid a total of $7,000,000 by issuing 150,000 shares of Series F convertible preferred stock. Again, Senior Care may, within 30 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the Contract.

Additionally, Tri-National will receive a 7.5% to 12% participation in the net profits from the development and sale of the property under a formula that is set forth in the contract.

c. PLAZA ROSARITO

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

Senior Care purchased this property for a total purchase price of $13,000,000 for the 15 acre undeveloped ocean front property and $20,200,000 for the 9 acres of developed land where the partially completed shopping center is located. The payment was made by the issuance of 500,000 shares of Series F preferred stock in Senior Care which is convertible to common stock on the conversion formula which was discussed above. Again, Senior Care may, within 30 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the Contract.

Additionally, Tri-National will receive a 7.5% to 12% participation in the net profits from the development and sale of the property based upon a formula that is set forth in the contract.

On May 24, 2001, Tri-National Development Corporation filed an 8-K Report in which it acknowledged the sales of these properties to Senior Care but provided a caveat with respect to the sale of the property described as Plaza Rosarito. In its 8-K Report, Tri- National stated that the sale was conditional upon the approval of Capital Trust, a company from which Tri-National borrowed $8,000,000 and as partial security for repayment, granted Capital Trust collateral by pledging all of Tri-National's stock in Tri-National Holdings, S.A. de C.V. Although Senior Care has one contract with Tri-National to acquire the stock of Tri- National S.A. de C.V. which requires Capital Trust's approval of the stock sale, a second and separate contract between Senior Care International S.A. de C.V. and Tri-National Holdings S.A. de C.V. was executed transferring the property known as Plaza Rosarito to Senior Care International S.A. de C.V. on April 30, 2001 without conditions.

It is also necessary to clarify the 8-K Report filed by Tri-National wherein it stated that the sale of Plaza Rosarito was contingent upon the approval of Capital Trust. That Report should have stated that the sale of the stock in Tri-National Holdings, S.A. de C.V. to Senior Care Industries, Inc. was contingent upon the approval of Capital Trust.

d. PORTAL DEL MAR CONDOMINIUMS

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

Senior Care purchased a 2/3rds undivided interest in this property for $6,000,000 and paid 100,000 shares of Series F Convertible preferred which is convertible to common stock on the conversion formula which was discussed above. Again, Senior Care may, within 30 days of the first conversion date, and 30 days of any subsequent conversion date, acquire all or any portion of the common stock issued by the conversion by the payment of cash pursuant to footnote 1 in the contract.

Additionally, Tri-National's Mexican subsidiary will receive a 7.5% to 12% participation in the net profits from the development and sale of the property based upon a formula set forth in the contract.

Senior Care assumed its proportional share of the debt on this property. Senior Care's portion of that debt is approximately $600,000.

Recap of Tri-National Acquisitions:
----------------------------------

Senior Care purchased assets held by Tri-National's Mexican subsidiaries as follows:

Name of Property        Purchase Price          Payment           Conversion           Repurchase Option
--------------------------------------------------------------------------------------------------------
Hills of Bajamar        $14,950,000             300,000 Series F  20% after 24 months  Repurchase option
                                                preferred         20% each 12 months   30 days on 1st conversion
                                                                  Until all converted  30 days on later conversions

Plazas Resort           $16,079,055             150,000 Series F  20% after 24 months  Repurchase option
Timeshares                                      preferred         20% each 12 months   30 days on 1st conversion
                                                                  Until all converted  30 days on later conversions

Plaza Rosarita          $33,200,000             500,000 Series F  20% after 24 months  Repurchase option
                                                Preferred         20% each 12 months   30 days on 1st conversion
                                                                  Until all converted  30 days on later conversions

Portal Del Mar          $ 6,000,000             100,000 Series F  20% after 24 months  Repurchase option
                        -----------             preferred         20% each 12 months   30 days on 1st conversion
                                                --------          Until all converted  30 days on later conversions

Total:                  $70,229,055            1,050,000 shares
                                               Series F preferred


1,050,000 shares of Series F preferred converts into a total of 21,000,000 shares of Senior Care common stock over the period of the conversion formula.

Based upon the above, Senior Care will obtain assets and assume debt on the Tri-National property acquisition as follows:

Senior Care purchased assets held by Tri-National's Mexican subsidiaries and assumed debt as follows:

Name of Property        Purchase Price          Debt Assumed        Net Assets Acquired
---------------------------------------------------------------------------------------

Hills of Bajamar        $14,950,000                                 $14,950,000

Plazas Resort           $16,079,055             $ 9,079,055         $ 7,000,000

Plaza Rosarito          $33,200,000                                 $33,200,000

Portal Del Mar          $ 6,000,000             $   600,000         $ 5,400,000
                        -----------             -----------         -----------
Total:                  $70,229,055             $ 9,679,055         $60,550,000

Change of Direction in Development of the Company's Business
------------------------------------------------------------

On March 12, 2001, Senior Care retained a new Chairman of the Board of Directors and Chief Executive Officer, Mervyn A. Phelan, Sr. Prior to Mr. Phelan being named to these positions, Senior Care had been divided into three operating divisions. There was a real estate division, a manufacturing division, and a pharmaceutical, nutriceutical division.

The original concept had been that the Company's real estate division would invest in, manage, and develop senior housing, build and manage office and strip malls and build for-sale and rental, independent living age-restricted communities.

The Company's manufacturing division targeted for acquisition, ancillary companies whose products and services were in high demand by Seniors such as medical device manufacturers, specialty food manufacturing companies and furniture manufacturing companies, enabling the firm to service seniors both in and out of its age restricted communities with its own products.

The Company's pharmaceutical and nutriceutical division targeted for acquisition pharmaceutical and/or nutriceutical manufacturing companies and web based health products distributors as a feeder to manufacture and sell the products through an "E-commerce" pharmacy.

Mr. Phelan believed that the Company should become more focused and that it should move only to develop senior housing. Other than the ownership of Noble Concepts Furniture, Mr. Phelan directed and the Board of Directors approved the phasing out of all other projects of Senior Care, a complete phase out of the manufacturing division other than Noble and a complete termination of any and all negotiations with any company which would result in the development of an operating pharmaceutical or nutriceutical division.

Noting that the expertise of the Company's management was geared toward real estate development, he directed and the Board agreed that Senior Care should concentrate totally on its senior housing development projects leaving only Noble Furniture as a ancillary business. It was also agreed that Rent USA and Equip USA would be spun off to other entities as soon as practicable.

Senior Care's Development Plans
-------------------------------

Senior Care plans to concentrate on the development of housing for seniors including homes, condominiums and townhouses. Additionally, over the next two years, we plan to enter into the business of providing assisted living facilities for seniors.

In the standard land acquisition process, Senior Care identifies a land parcel that it desires to acquire that is either fully entitled or is in the master plan for the area where the land is located. If the land is entitled, that means that it has zoning and other required uses for the planned development of senior housing or like use. Senior Care purchases the land generally with a combination of cash and preferred stock. In those instances where the land is not yet entitled, Senior Care must advance pre-development funds to obtain those entitlements including proper use, zoning, engineering, architectural and performance bonds required by certain municipalities and cities. Also, in certain instances, due diligence work is required for title searches and the like. It may also require substantial pre-purchase deposits with land owners. These monies must be paid prior to Senior Care actually obtaining title and loan approval for construction.

It is important that Senior Care make these expenditures prior to the actual land purchase because obtaining the necessary entitlements normally increases the value of the land and the project. Senior Care believes that during the next two years, it will be required to advance approximately $2,000,000 for entitlements and other pre-purchase costs which will be allocated toward individual land and project purchases.

It is important to note that in certain instances, Senior Care may experience delays in obtaining, necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations. This could result in additional costs or could result in Senior Care making a determination that it will abandon a project where it may have already made a significant investment in pre-purchase costs. Development schedules

Additionally, Management may change its development schedules in order to accommodate requirements of staffing of new projects and to allow a phase-in of start-up losses inherent in the marketing and lease-up of new facilities. Certain construction risks are beyond the Company's control, including strikes, adverse weather, natural disasters, supply of materials and labor, and other unknown contingencies which could cause the cost of construction to exceed estimates. If construction is not commenced or completed, or if there are unpaid subcontractors or suppliers, or if required occupancy permits are not issued in a timely manner, cash flow could be significantly reduced. In addition, any property in construction carries with it its own risks such as construction defects, cost overruns, adverse weather conditions, the discovery of geological or environmental hazards on the property and changes in zoning restrictions or the method of applying such zoning restrictions. The nature of licenses and approvals necessary for development and construction, and the timing and likelihood for obtaining them vary widely from country to country, state to state, and from community to community within a state.

Once the pre-development phase is complete, the Company will purchase the property by the combination of a land loan and issuance of preferred stock in most instances. Then, upon completion of architectural and engineering plans and issuance of permits, a construction loan will be obtained. Generally, the land loan will be subordinated to the construction loan by agreement with the lenders. Usually, some interest on the land loan and construction loans will be pre-paid at the time the loans are obtained in order to eliminate the necessity of making interest payments during the construction phase when no income from the property is available. In those instances where pre-paid interest is not available, then the Company will be required to make the interest payments even though there is no income being realized from the project during the construction phase.

Once construction is complete, or upon completion of initial phases of construction on phased in projects, selling can commence and the Company will begin to realize income from that project. The timing from beginning of construction until sales commence will vary according to the number of units being built and other conditions such as weather, availability of sub-contractors, laborers and building inspections and approvals.

Presently, Senior Care has the following projects in various stages of the development process:

Mountain Shadows
----------------

Mountain Shadows, Senior Care's newest state of the art community in Southern California's Palm Desert, approximately 1 hour from the world famous Palm Springs resort. The project breaks ground in August 2001 and consists of 223 single-family detached "smart homes". The $35,000,000 project is being developed as an age-restricted "for-sale" guard-gated community. The homes will be available in four "smart" floor plans and sales are projected to yield profits of $9,000,000.

The Lakes at Water Rock
-----------------------

The Company is near final design and master plan approval for "The Lakes at Water Rock" a 715-acre master-planned community to be built in Pahrump, Nevada. The project is one hour's drive from Las Vegas and located in the fastest growing senior citizen housing market in the United States. The Company has designing a wide array of "smart" housing from attached rental units to single family detached homes, all of which are designed around two 18-hole golf courses. In addition, Senior Care is constructing a senior services center with central recreational facilities, and a skilled nursing/assisted living center with a medical office complex and ancillary commercial space on-site to meet the varied needs of the active seniors as they transition into older age, in order to meet the unique needs associated with advanced aging. The project is projected to break ground in February, 2002. The first phase will begin sales in May 2003, and sell out at a projected rate of 11 homes per month. This is an affordable "Del Webb" type of project, with home prices from $70,000 off the golf course to $110,000 on the golf course. By comparison, the Del Webb project in Las Vegas is priced 50% higher, and requires a monthly association of $400 per month as compared with $100 per month for this project.

Flamingo 55
-----------

Flamingo 55 is the Company's age restricted, for sale town-home project located in Las Vegas, Nevada, five minutes from the heart of Las Vegas's world- class resorts. The Company acquired the development site in May 2001, and is scheduled to break ground in August 2001. The project incorporates Senior Care's "smart home" technology into each floor plan. Sales are scheduled to begin in August 2002, with projected gross sales of $8,500,000 and projected profits of $2,200,000.

West Valley
-----------

West Valley is the Company's 56 unit age-restricted apartment project in Albuquerque, New Mexico. The project breaks ground in October 2001 and consists of 56-quality, age restricted rental units incorporating Senior Care's "smart home" technology into each floor plan.

Indio Village
-------------

Indio Village is a Joint Venture to-be-built project with Southern Sun Construction Company. It will be located in Indio (which is just 3 miles east of Palm Desert), California it has just be approved by the City Council after a five (5) year building moratorium. It will consist of a 7 acre, 218 bed Assisted & Independent Living Facility to-be-built at a cost of $21,000,000. This project will gross $5,901,000 a year and profit $850,000 a year after two years of stabilization.

Portal Del Mar
--------------

Portal Del Mar is the Company's 123-unit, 2- and 3-bedroom condominium development on six (6) acres overlooking the Pacific Ocean in Baja California, Mexico, just south of Rosarito Beach. The 126 ocean view senior condominiums are in various stages of completion, with approximately 46 completed. Each condo completed is intended to include an oversize terrace with ocean views. Comparable condominiums located across the road are selling in the $250,000 range. The project is scheduled to begin sales in August 2002. Projected gross sales are $30,000,000 with projected profits of $5,000,000.

Plaza Resort Time Shares
------------------------

Plaza Senior Resort Timeshares is the Company's 16 acre fully entitled parcel of land overlooking the Pacific Ocean with plans for 326 senior vacation timeshare units. The site abuts the Bajamar Golf and Country Club adjacent to the Hills of Bajamar in Baja California, 50 miles south of San Diego.

Plaza Rosarito
--------------

Plaza Rosarito is the Company's commercial project, located in the heart of Rosarito Beach in Baja California, Mexico, minutes from the new Foxploration theme park encompassing the 20th Century Fox film studio where Titanic was filmed and just down the street from the famous Rosarito Beach Hotel. Plaza Rosarito is appraised as-is by Cushman Wakefield Appraisal Services for $33,200,000. Plaza Rosarito includes 15 acres of undeveloped oceanfront land zoned for the 450-room hotel and convention center, and 9 acres of developed land, including 170,000 square feet of existing steel, concrete and marble commercial space. The Company has begun to execute multi-year, triple-net leases for approximately 100,000 square feet of the existing commercial property at up to $2.00 per square foot per month from U.S. and Mexican retail operations, consistent with comparable lease rates in the area, which upon full lease-up should generate in excess of $4 million annually and become one of the most significant shopping centers in Baja California. The Company has already pre-leased roughly 60% of the 170,000 square foot shopping center. Additionally, the Company received approval to sell the commercial space as condominiums at up to $200 per square foot, with a 30% down payment and the balance at 14% over 5 years. This allows the Company an additional exit vehicle if desired and an alternative to leasing.

The Company projects lease-up and or sell-out of Plaza Rosarito by June 2002. Net stabilized revenues upon lease-up are projected at $3,000,000 per year. If sold instead of leased, the projected gross revenues generated from the property is in excess of $35 million, with down payments over $11 million and annual mortgage payments of roughly $5 million.

The Hills of Bajamar
--------------------

The Company owns a 650-acre portion of The Hills of Bajamar, a 2,400-acre parcel located in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California. Senior Care acquired 650 acres out of the 2,400 - acre parcel with the balance being purchased on a gradual basis in 247-acre increments at $600,000 apiece.

GMA International
-----------------

GMA International, a world-renowned master planner, developed a master plan for the first 650 acres of the Hills of Bajamar, which has been named Vinas de Bajamar. The zoning has been approved, allowing Senior Care to launch an 1,100 residential lot sales program. The Company plans to sell the lots starting at $20,000 each with 10% down and zero interest financing for eight (8) years. Upon full sell-out of the 1,100 residential lots, the projected gross revenues would exceed $30 million with total down payments of $3 million and annual mortgage payments of roughly $4 million. Also included in the overall master plan is the development of an 18-hole golf course, 100 room hotel and roughly 250 acres for commercial use.

Write-Off of Rent USA Investment
--------------------------------

On October 3, 2000, the Senior Care purchased stock in Rent USA, Inc. which was, at the time of the purchase, valued at $2,250,000. At the time, that company was in the process of filing a Registration Statement on Form 10 SB-12G with the Securities & Exchange Commission to become a publicly traded company. Based upon audited financial statements and subsequent unaudited financial reports for the period ended September 30, 2000, Senior Care made its initial investment.

On April 15, 2001, the Board of Directors of Senior Care determined that it was in the best interest of Senior Care to divest itself of any interest in Rent USA. This decision was made principally because Senior Care management did not believe that it had the necessary expertise in the field of business of Rent USA to step in to take over management of that company. It made the determination that it would write down the value of its interest in Rent USA from $2,250,000 to $0 for the period ended June 30, 2001. This was based upon information which the Board had received that caused it to believe that the investment had no actual value, that the resources of Rent USA had been dissipated by its management and Senior Care's discovery that the bulk of all of the equipment which that company had reported as assets had been lost due to repossessions and returns to persons and entities who had originally financed that company.

Rent USA held 2,000,000 shares of Series D preferred stock in exchange for 5,000,000 shares of Rent USA common stock on October 3, 2000. The Series D preferred stock in Senior Care was convertible into common stock in Senior Care on a schedule, which conversion schedule would have commenced as of October 3, 2002. The management of Rent USA agreed to return those shares and the Board of Directors of Senior Care voted to cancel them and to return all stock which Senior Care may have in Rent USA to the treasury of that company effective April 15, 2001.

On January 23, 2001, Senior Care leased mining equipment which it in turn sub-leased to Equip USA, a wholly owned subsidiary of Rent USA. The leases were obtained and Senior Care agreed to become liable under the terms of the leases based upon Rent USA's representation that the equipment would be leased continually for at least the first two years to a single user under a written contract for the rental of the equipment. The obligations of the Company on these leases and the cost of the equipment leased were as follows:

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

Senior Care management discovered that after only three months use, the equipment was being returned to Senior Care by the end user and that Senior Care would have to find a new user for the equipment. By this time, Rent USA management who had expertise in the rental, repair, maintenance and operation of the equipment had left Rent USA, Rent USA was no longer doing any appreciable business and it appeared that Senior Care would be required to take over the entire equipment rental operation. Senior Care was unwilling to do so. Furthermore, management of Senior Care has no expertise in the equipment rental business. As a result, Senior Care began actively negotiating with the original lessor of the equipment to find a new lessee for that equipment. Senior Care management has determined that the Company will suffer a loss as a result of the failure to honor all obligations under the terms of these leases. The extent of the loss is yet undetermined but is estimated to result in a one-time loss of approximately $300,000. The determination of the amount of the anticipated loss was determined after discussions with the lessors of the equipment leaseholds. Senior Care brought suit against all of the involved parties on July 31, 2001. A discussion of the lawsuit appears in Part II, Item 1 of this Report.

Forward-Looking Statements
--------------------------

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

Results of Operations
---------------------

The results of operations of the Company for the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000 are discussed below and the financial statements concerning operations for those periods which appeared herein above.

Revenues
--------

Presently, Senior Care receives income from rentals, sales of condominiums and sales of furniture from the manufacturing operation at Noble Concept Furniture. For the six month period ended June 30, 2001, Senior Care had a total of $4,630,402 income from all sources. This contrasts with total income from all sources of $2,910,076 for the six month period ended June 30, 2000. This breaks down to a total of $486,985 from rental income for the six month period ended June 30, 2001 as contrasted to a total of $281,263 in rental income for the six month period ended June 30, 2000. The reason for the increase in rentals came as a result of the completion of Pecos Russell Business Center in early 2001 resulting in greater rental income. Income from furniture sales totaled $2,658,862 for the six month period ended June 30, 2001 contrasted to income of $2,693,881 for the six month period ended June 30, 2000. Furniture sales were flat for both reporting periods. Sales of condominiums totaled $1,501,000 for the six month period ended June 30, 2001. There were no condominium sales during the year 2000.

Cost of Good Sold
-----------------

Cost of goods sold totaled $(2,205,305) for furniture sales for the six month period ended June 30, 2001 as compared to $(1,967,336) for the six month period ended June 30, 2000. There was no significant difference between the reporting periods and the only differences shown resulted from the manner in which billings are received and processed for payment. Cost of goods sold on the sale of condominiums totaled $(1,386,328) for the six month period ended June 30, 2001. There were no sales prior to April 1, 2001.

Operating Expenses
------------------

Selling, general and administrative costs were $(842,447) for the six month period ended June 30, 2001 as compared to $(697,746) for the period ended June 30, 2000. This increase was primarily attributed to the way in which Senior Care reports items which are included in general costs.

For the six month period ended June 30, 2000, Senior Care separately reported interest which is now has been capitalized on projects under construction or has been moved into cost of good sold. For this reason, it appears that there has been a significant increase in costs, when, in fact, the increase was insignificant.

Net Profit or loss
------------------

Senior Care had a net profit on operations of $35,278 for the six month period ended June 30, 2001 as compared to a net loss of $(173,044) for the six month period ended June 30, 2000. The difference is mainly attributable to the fact that Senior Care's operations have grown both from rental income and due to the fact that condominium sales have commenced.

Liquidity and Capital Resources
-------------------------------

To date, we have funded our capital requirements for our current from cash flows from our operations, from real estate construction loans and from equity lines of credit which the Company has available. Our cash position as of June 30, 2001 improved with an ending cash balance of $258,314 as compared to $30,239 as of June 30, 2000. This increase in cash was due generally to receipt of loan proceeds which Senior Care still had on hand at the end of the period. That cash position was further improved during the month of July, 2001 when Senior Care received a cash infusion of approximately $500,000 from a new credit line. This cash will be used for generally to complete entitlements on new development projects which Senior Care has undertaken. Net cash provided by operating activities totaled $814,319 for the period ended June 30, 2001 as compared to net cash used of $(191,799) for the period ended June 30, 2000. The reason for the difference comes as a result of Senior Care bringing its condominium complex in Los Angeles into inventory and out of construction in progress. Net cash used for investing activities totaled $(555,451) for the period ended June 30, 2001 as compared to $(1,508,565) for the period ended June 30, 2000. The difference came from actual cash used in the construction of real estate inventory for sale since the condominium complex in Los Angeles has been completed and new construction on other projects has not yet commenced. Net cash used in financing activities totaled $(20,182) for the period ended June 30, 2001 as compared to net cash provided by financing activities for the period ended June 30, 2000 of $1,605,030. This difference is accounted for by the fact that more cash was needed for construction in progress during the year 2000 than was necessary for the first six months of the year 2001.

In the immediate future, in order to fund our current working capital requirements, expand of our building program, we intend to seek an offering of equity securities by way of a private placement for funds up to a total of $15,000,000. Our ability to obtain this financing cannot be assured. Our growth is dependent on our ability to obtain such additional funding.

Our Future Capital Requirements
-------------------------------

Our greatest cash requirements during the next two years will be the need for cash for real estate projects which generally will come from construction loans which the Company will obtain directly from bank lenders, to fund entitlements which are necessary to develop property prior to being able to obtain either land financing or construction financing and for capital requirements of Noble Furniture. Noble Furniture has a credit line from Celtic Capital which the Company believes will meet Noble's requirements for the immediate future. Funds required for the development of the properties acquired from Tri-National Development, Inc. will come from traditional real estate loans and from the private placement financing whereby Senior Care intends to raise up to $15,000,000.

Also, it should be noted that as of June 30, 2001, Senior Care had not yet arranged construction financing for its Flamingo 55 project. Also, it had not yet arranged construction financing for its San Jacinto project and did not have construction financing for its New Mexico senior apartment complex. Management is working to obtain construction financing for these projects from lending institutions. However, there is no assurance that such financing will be found. If Senior Care is not able to find the necessary financing, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer any loss due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approval.

Subsequent to the next twenty-four months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from the sale of our condominiums, single family residences, from rents from our buildings including both commercial and residential properties and from profits in our manufacturing facility. We may obtain future funding through new private financings and public offerings of debt and equity securities and most certainly, will continue to borrow money from banks and savings institutions to continue construction projects and real estate development projects.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Delran Lawsuits
-------------------

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

This action was filed on April 25, 2000. The complaint alleges that Defendants Willy Farah, Aziz Holding, Inc. and Madeline Farah, engaged in certain fraudulent transfers of shares of Senior Care stock to avoid having the shares become a part of Willy Farah's bankruptcy estate. The complaint seeks to compel Madeline Farah and Aziz Holding, Inc. to turn over the shares of Senior Care stock to the Chapter 7 Trustee. The Trustee in his Second Amended Complaint filed in early 2001 requested turnover of the Senior Care shares and a turnover of Senior Care's interest in Delran Associates, LLC. The theory advanced by the Trustee is that the transfer to Senior Care was a preferential transfer made within the preference period set forth in the Bankruptcy Code.

Discovery is ongoing in this action.

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

On November 17, 2000, the Chapter 7 Trustee filed an Amended Answer and Cross-claim against additional Defendants/Interveners and third parties for declaratory and other relief naming Senior Care as a defendant. In the Amended Answer, the Chapter 7 Trustee asserted claims for declaratory relief in connection with the 45% interest in Delran Associates, LLC. The Chapter 7 Trustee's claims are based upon allegations that a transfer of this interest from Willy Farah to CRT Corporation that occurred in August, 1998 was a fraudulent transfer in violation of the United States Bankruptcy Code. Through the Amended Complaint, the Chapter 7 Trustee seeks to have the Bankruptcy Court declare that the 45% interest in Delran Associates, LLC is property of the Willy Farah bankruptcy estate. Ownership of this interest is also claimed by Senior Care.

On December 21, 2000, counsel for Delran Associates, LLC filed an Answer to the Chapter 7 Trustee=s Amended Answer and Counterclaim. Delran filed a Cross-claim which alleges that Delran has a right of first refusal to purchase the 45% interest claimed by both Senior Care and International Thermal Packaging. Delran claims that the Delran Associates Operating Agreement gives them that right. The Cross-claim seeks a judgment declaring that all alleged assignments of the 45% interest in Delran are subject to this right of first refusal.

On January 10, 2001, Senior Care filed an Answer to the Amended Answer and Cross-claim of Delran Associates and that of the Chapter 7 Trustee, and intends to vigorously oppose the allegations of both the Chapter 7 Trustee and Delran Associates, LLC. Senior Care also filed a Cross-claim against Defendants, Delran Associates, LLC, Joseph Lipari, a member of the limited liability company, Aspi
K. Irani, the managing member of the limited liability company, wherein Senior Care claims that they have no right, title or interest in or to the 45% membership interest held by Senior Care in the limited liability company, that, in fact, Delan has no right of first refusal and that Senior Care is the holder of that limited liability company interest. The Cross-claim of Senior Care further seeks to impose a constructive trust on all proceeds derived from the sale of the real property owned by Delran and for an immediate accounting of all income, distributions and the disposition of assets of Delran.

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

The Tri-National Receivership
-----------------------------

On June 22, 2001, a Restraining Order was issued by the Superior Court of the State of California in the matter of Capital Trust, Inc. v. Tri- National Development Corporation, et al., County of San Diego, Case No. GIC756510 in which Senior Care Industries, Inc., as a non-defendant, third party, was restrained and enjoined from receiving, transferring, assigning, disposing of, interfering with, hypothecating or encumbering any rights to any real property owned by Tri-National Development Corporation or any of its wholly owned subsidiaries. This action followed the appointment of a receiver who was ordered to take possession of all property of Tri-National Development Corporation on May 24, 2001.

The properties which Senior Care International S.A. de C.V. purchased from various Mexican subsidiaries of Tri-National Development Corporation and which are located in Mexico, were the property of Senior Care International S.A. de C.V. prior to the imposition of the Restraining Order and are not, therefore, the property of Tri-National or its subsidiaries and are not subject to the control of the State Court Receiver. Mexican counsel has confirmed that neither Senior Care International S.A. de C.V. nor the properties owned by it are subject to the jurisdiction of the California Superior Court.

Although Senior Care's counsel has been informed that the State Court Receiver is attempting to place a lien against the property known as Plaza Rosarito, Mexican counsel has been engaged to take appropriate legal steps on behalf of Senior Care International S.A. de C.V. in Mexico, if necessary to protect the interest of Senior Care International.

Rent USA Litigation
-------------------

On July 31, 2001, Senior Care brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased the rock crushing equipment to Senior Care. This action entitled Senior Care Industries, Inc. v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, conversion and RICO violations [18 U.S.C. 1962, et seq.] against various defendants.

ITEM 2 - CHANGES IN SECURITIES

The following issuances of common stock in Senior Care were made during the second quarter of 2001 commencing on April 1, 2001 and ending on June 30, 2001:

1. On April 19, 2001, 3,013,548 common shares were issued to consultants who worked on various acquisitions for the Company including the San Jacinto, California transaction and other acquisitions in Las Vegas, Nevada;

2. On the same date, a total of 250,000 common shares were issued to the sellers of the Flamingo 55 project in Las Vegas, Nevada;

3. On April 26, 2001, 1,300,000 shares of common stock to Perdico Properties Trust in connection with the purchase of the property in San Jacinto, California;

4. On May 29, 2001, 100,000 shares of common stock to Hudson Consulting Group, Inc. for consulting services;

As of June 30, 2001, Senior Care had a total of 14,710,182 shares outstanding.

Additionally, during this quarter, Senior Care did the following things which had an affect on the preferred stock in the Company:

SERIES D
--------

Rent USA held 2,000,000 shares of Series D preferred stock which the Company issued on October 3, 2000 in exchange for 5,000,000 shares of Rent USA common stock. The Series D preferred stock in Senior Care was convertible into common stock in Senior Care on a schedule, which conversion schedule would have commenced as of October 3, 2002. The management of Rent USA agreed to return those shares and the Board of Directors of Senior Care voted to cancel them and to return all stock which Senior Care may have in Rent USA to the treasury of that company effective April 15, 2001.

SERIES F
--------

Series F preferred will be issued pursuant to a tender offer which Senior Care has made to its shareholders under the terms of which shareholders of Senior Care are being offered 1 share of Series F preferred for each share of common stock which the shareholder owns in Senior Care. The Series F preferred shares convert into common shares at the rate of 60 common shares for every 1 preferred share, 20% of the number of shares owned becoming convertible at the end of each 12th month anniversary date of the issue. These shares will be registered and issued pursuant to the tender offer and prospectus. It is anticipated that there could be up to 300,000 shares of Series F preferred stock issued under the terms of the tender offer which expires on August 10, 2001 unless extended. Once converted, a maximum of approximately 18,000,000 common shares would be issued over the 5 year period with a maximum of approximately 3,600,000 common shares being issued each year.

Senior Care has filed an S-4 Registration Statement to register these shares with the Securities & Exchange Commission.

Prior to the actual making of the tender offer, Senior Care management agreed to issue restricted Series F preferred shares to Senior Care shareholders who complained about the 30 to 1 reverse split which took effect on March 15, 2001. These shares have the same terms as those offered by the tender offer and will become registered shares upon the approval of the S-4 Registration Statement which has been filed with the Securities & Exchange Commission to register the shares issued by this Series. As of June 30, 2001, the Company had issued a total of 4,067 shares of Series F preferred.

SERIES G
--------

On April 28, 2001, Senior Care issued 1,050,000 shares of Series G preferred stock to Tri-National Development Corporation in exchange for certain assets of Tri-National. These Series G preferred shares are convertible into common stock over a period of 5 years, 20% of the number of shares held on the 24th month anniversary date of the issue and 20% thereafter on each 12th month anniversary date until all of the shares are converted. Each Series G preferred share converts into 20 common shares. Once converted, a total of 21,000,000 common shares will be issued with a maximum of 4,200,000 being convertible on April 28, 2003 and 4,200,000 being convertible on each 12th month anniversary date thereafter.

These shares are not registered and were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The common shares which will be issued upon conversion will also be restricted under Rule 144.

Senior Care's Pending Tender Offers
-----------------------------------

Senior Care has two pending tender offers, the first to its own shareholders and the second to Tri-National Development Corp. shareholders.

The Tender Offer to Senior Care Shareholders
--------------------------------------------

Senior Care will register a total of 450,000 shares of Series F preferred stock and a total of 27,000,000 shares of common stock in connection with a tender offer which Senior Care has made to its own shareholders.

Series F preferred stock is convertible into common stock, 60 shares of common stock for each share of Series F preferred, on a table whereby 20% of the number of Series F preferred shares held are convertible on the 12th month anniversary date of the issuance of the Series F preferred shares and 20% on each 12th month anniversary date thereafter until all of the Series G Preferred shares have been converted to common stock.

The number of shares being registered is the maximum number of shares which could potentially be issued under this tender.

The tender offer presently remains open until August 31, 2001.

If 450,000 shares opted to accept the Tender, then 450,000 shares of Series F preferred would be issued, those shares would convert over a period of 5 years into a total of 27,000,000 common shares with a total of 5,400,000 common shares being issued during each conversion period.

The Tender Offer to Tri-National Development Corporation Shareholders
---------------------------------------------------------------------

Senior Care will register a total of 7,000,000 common shares and 7,000,000 warrants pursuant to a tender offer which it has made to shareholders of Tri-National Development Corporation [Tri-National].

Senior Care has offered to exchange 3 shares of common stock, no par value, in Tri-National for 1 share of common stock, $.001 par value, in Senior Care and a warrant which is convertible into 1 share of common stock upon the payment of $1. The warrants expire after one year.

Management expects 7,000,000 warrants to be issued and if all of those warrants were exercised, this would result in the issuance of an additional 7,000,000 common shares of Senior Care stock.

Senior Care will receive the proceeds from the conversion of the warrants into common shares of Senior Care at the rate of $1 for each warrant exercised.

This tender offer currently remains open until August 31, 2001 unless extended by the management of Senior Care. It may be extended by the Company due to delays in the processing of materials being sent to shareholders of Tri-National in connection with the tender offer.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

Employment Agreement for Chairman and Chief Executive Officer
-------------------------------------------------------------

On March 12, 2001, Mervyn A. Phelan, Sr. became Chairman of the Board of Directors, a Director of the Company and Chief Executive Officer. These facts were previously reported on the Company's Quarterly Report for the 1st quarter of 2001 for the period ended March 31, 2001.

In April, the Company entered into a formal Employment Agreement with Mr. Phelan which became effective as of the date of his actual employment which commenced on March 12, 2001. Under the terms of that Employment Agreement, a copy of which is attached as Exhibit 10.7, the Company agreed to the following basic terms:

1. Mr. Phelan will not receive a regular salary and shall receive other benefits in lieu of salary. Those benefits are as follows:

2. BONUS. For each fiscal year during Mr. Phelan's employment under the terms of the 5 year employment contract, he will be eligible to receive an annual bonus (the "Bonus") based upon an Executive Incentive Compensation Plan (the "Plan") to be developed by executive management of the Company and approved and adopted by the Board of Directors. This Plan will include the terms, conditions and formula for computing bonuses for the Company's executive officers for each fiscal year; it being understood that the Company's expectation is to pay bonuses of at least twenty percent (20%) of an executive officer's base salary annualized for the achievement of annual strategic and operating plan goals and objectives. Executive shall be eligible to receive a share of any stock options under the terms of any Stock Option Plan which the Board of Directors or the shareholders may authorized during the course of the employment of the Executive.

Additionally, as a condition to the Executive agreeing to become an executive of the Company, the Board of Directors has authorized the issue of 8,000,000 shares of common stock in the Company to be issued to the Aliso Circle Irrevocable Inter Vivos Trust dated May 5, 1998 as an inducement and for the specific purpose of protecting the Executive's family by providing a quality of life for the family which can be assured by this issue of stock. The issue of stock contemplated hereby shall be unconditional and fully paid and non-assessable regardless of whether the Executive shall complete his employment period.

3. EXPENSES. Mr. Phelan shall be entitled to reimbursement by the Company for reasonable expenses for room, board and transportation and for all reasonable, ordinary and necessary travel, entertainment and other expenses incurred by him.

4. OTHER BENEFITS. He shall be entitled to participate in employee benefit plans or programs of the Company, if any, to the extent that his position, tenure, salary, age, health and other qualifications make him eligible to participate, subject to the rules and regulations applicable thereto. In addition, the Executive will be entitled to receive an annual physical examination at Company's expense, or at the Company's request, will take a physical examination annually and provide the results to the Board of Directors.

5. INVOLUNTARY TERMINATION WITHOUT CAUSE. If the Company terminates Mr. Phelan's employment other than for Cause, or death or disability, then he shall be entitled to payment of the total amount of $1,000,000 ("Severance Pay"), which Severance Pay shall be paid to Executive in periodic installments in accordance with the Company's regular payroll practices over a period of four (4) months; subject to Executive signing, delivering and abiding by a Separation Agreement and Release.

Legal Status of the Baja California Property
--------------------------------------------

During the period ended June 30, 2001, Senior Care through its Mexican subsidiary purchased property from various Mexican subsidiaries of Tri-National Development Corporation [OTC:BB TNAV]. The properties were purchased with Senior Care preferred stock. On May 25, 2001, Tri-National reported on a form 8-K that it's subsidiaries had sold these properties to Senior Care International S.A. de C.V., a wholly owned subsidiary of Senior Care Industries, Inc. It also reported that those sales closed on April 30, 2001. Then, on July 12, 2001, Tri-National filed a new report on Form 8-K. In that report, Tri- National reported that the Board of Directors of Tri-National had voted to cancel the sales effective July 2, 2001.

Senior Care's position is that the action by Tri-National's board had no effect on the property sales for the following reasons:

1. Tri-National never owned the property and therefore, could not sell it or refuse to sell it. The properties belonged to the Mexican corporate subsidiaries whose respective boards were the only entities capable of making any sale of the property owned by those corporations.

2. The action by the Tri-National Board came after they had already reported that the sales had closed. The action of the Board reported on July 12, 2001 attempted to cancel the sales effective July 2, 2001. The sales closed on April 30, 2001.

The position of Senior Care is further based upon the fact that the property sales had been approved by the respective boards of the Mexican subsidiaries before the property sales closed. Additionally, Senior Care obtained legal opinions with regard to each property transaction from Mexican counsel, copies of which were filed as exhibits attached to Senior Care's 8-K Report filed on July 5, 2001.

However, as a part of each separate transaction, Senior Care purchased the stock which Tri-National owned in each of its Mexican subsidiary corporations. That contract between Tri-National and Senior Care to sell the stock was subject to Board approval by the Board of Tri-National. Senior Care management believed that Board approval had been obtained prior to the stock transactions closing. It now appears from the statements made in the Report filed on July 12, 2001, that the Tri-National Board changed its mind after it had previously approved the transaction.

Senior Care does agree that the stock in Tri-National Holdings S.A. de C.V. which was bought under the contract discussed above, was subject to the approval of Capital Trust [NYSE:CT] and that this approval has not yet been obtained.

Senior Care has booked the assets on its balance sheet together with the corresponding liabilities. Whether Senior Care will be able to complete all of the stock purchases contemplated by the transaction may not be settled until after Senior Care's tender for control of Tri- National has been completed. The last day for shareholders of Tri- National to tender their shares is August 31, 2001. The purchase of the stock in Tri-National Holdings S.A. de C.V. will, most likely, depend upon whether Senior Care can reach an accommodation with Capital Trust.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 4.1 - Certificate of Powers, Designations, Preferences and Rights of Series F Preferred Stock

Exhibit 4.2 - Certificate of Powers, Designations, Preferences and Rights of Series G Preferred Stock

Exhibit 5.1 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Legal Opinion re: Hills of Bajamar

Exhibit 5.2 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Legal Opinion re: Plaza Resort Timeshares

Exhibit 5.3 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Legal Opinion re: Plaza Rosarito

Exhibit 5.4 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Legal Opinion re: Portal Del Mar

Exhibit 10.1 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Asset Purchase Agreement Between Tri-National and Senior Care

Exhibit 10.2 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Tender Offer Agreement

Exhibit 10.3 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Hills of Bajamar Contract

Exhibit 10.4 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Portal Del Mar Contract

Exhibit 10.5 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Plaza Del Sol and Beachfront Land Contract

Exhibit 10.6 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Plaza Resorts Contract

Exhibit 10.7 - Employment Agreement with Mervyn A. Phelan, Sr.

Exhibit 99 - [Incorporated by reference from filing of 8-K Report on July 5, 2001] Letter from Mexican Counsel to Capital Trust, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Senior Care Industries, Inc.
                                           ----------------------------

 Date: August 10, 2001                     /s/ Mervyn A. Phelan, Sr.
                                           ----------------------------
                                           Mervyn A. Phelan, Sr.
                                           Chief Executive Officer