Form 10QSB/A
period 2001-06-30
SENIOR CARE INDUSTRIES INC
filed 2001-08-16
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-QSB
                                 AMENDMENT NO. 1
                                   -----------

This amendment is being filed because the edgar filing agent for Senior Care inadvertently included in the original quarterly report an Exhibit 10.8, an employment agreement which Senior Care has not yet executed and has not yet become effective. For that reason, this amendment is being filed to remove
Exhibit 10.8 from the filing and the employment agreements which were contained therein. Senior Care sincerely apologizes to all concerned who may have been affected by the error.

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