Form 10QSB
period 2001-09-30
SENIOR CARE INDUSTRIES INC
filed 2001-11-13
CIK 1095175

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

             For the quarterly period ended September 30, 2001
                                            --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2001:

           Common stock 15,610,182 shares, $.001 Par Value.

           Series F Preferred Stock, 1,050,000 shares, $.001 Par Value

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                            PAGE
                                                                  ----
Item 1. Financial Statements..................................... F-1/18

Item 2. Plan of Operation........................................ I-1/12

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................ II-1

Item 2. Changes in Securities.................................... II-3

Item 3. Defaults Upon Senior Securities.......................... II-3

Item 4. Submission of Matters to a Vote of Security Holders...... II-3

Item 5. Other Information........................................ II-3

Item 6. Exhibits and Reports on Form 8-K......................... II-4

SIGNATURES....................................................... II-4

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements include the financial statement of Condition for Senior Care Industries, Inc. and its subsidiaries, Noble Concepts Furniture, Inc., Senior Care International S. A. de C. V., Flamingo 55, Inc., Friendly Bear Plaza, Inc., P/R Business, Inc., S.R.I. SFR, Inc., Evergreen Manor II, LLC and Signature Properties, Inc. and are comprised of the following:

         1.       Unaudited Balance sheet at September 30, 2001 and September
                  30, 2000

         2. Unaudited Statements of Operations for the three month periods ended September 30, 2000 and September 30, 2001.

         3. Unaudited Statements of Cash Flows for the three month period ended September 30, 2000 and September 30, 2001.

         4.       Statement of shareholder equity, and

         5.       Notes to the financial statements.



                                TABLE OF CONTENTS

Balance Sheet                                                         F - 2

Statement of Income                                                   F - 4

Statements of Cash Flow                                               F - 5

Statement of Shareholder Equity                                       F - 6

Notes to the Financial Statements                                     F - 7


                                   SENIOR CARE INDUSTRIES, INC.
                                 CONSOLIDATED FINANCIAL STATEMENTS
                                           BALANCE SHEET
----------------------------------------------------------------------------------------

                                              ASSETS


                                                          Sept. 30, 2001    Sept. 30, 2000
                                                          -------------     -------------
Current assets:
    Cash                                                  $    443,245      $    503,727
    Deposits                                                   141,700
    Accounts receivable                                        690,969           735,701
    Noble Furniture Inventory                                  502,629           581,702
    Real Estate Inventory Held for Resale                    2,921,739
    Prepaid Rent                                                 6,418
    Prepaid Taxes                                               17,120
    Prepaid Lease Payments                                       2,082
    Other Prepaid Expenses                                       2,550            26,496
    Other current assets                                                         167,864
                                                          -------------     -------------
      Total current assets                                   4,225,823         2,015,490

Fixed Assets:

Development Property:
    Land not in construction stage                          34,100,000
    Construction in progress                                42,279,055        14,158,639
    Capitalized Interest                                       965,448
    Capitalized Expenses                                     1,100,337
    Less: Accumulated Depreciation                             (66,426)          (44,285)

Property held for rental income:
    Rental Property                                          8,460,000         4,418,971
                                                          -------------     -------------
     Total Real Property Assets:                            86,839,414        18,433,325

Machinery & Equipment                                          226,291           226,291
Office Equipment                                                17,681            17,681
Leasehold Improvements                                          28,933            28,933
Capitalized Equipment Leases                                    50,673            50,673
Less: Accumulated Depreciation                                (174,562)         (131,866)
                                                          -------------     -------------
     Total Property and Equipment:                             148,916           191,882

Other assets:
    Investment in Delran Associates, LLC                     3,234,000         3,234,000
    Goodwill Noble Furniture                                 1,732,240         1,732,240
    Less: Accumulated Amortization                            (171,198)          (86,612)
                                                          -------------     -------------
      Total other assets                                     4,966,240         4,879,628
                                                          -------------     -------------

      Total assets                                        $ 96,180,393      $ 25,619,955
                                                          =============     =============

              The accompanying notes are an integral part of the financial statements




                                    SENIOR CARE INDUSTRIES, INC.
                                  CONSOLIDATED FINANCIAL STATEMENTS
                                            BALANCE SHEET
----------------------------------------------------------------------------------------------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      Sept. 30, 2001   Sept. 30, 2000
                                                                      -------------    -------------
Current liabilities:
    Accounts payable                                                  $    492,321     $    394,520
    Payroll Accruals                                                        25,460           36,799
    Tax Reimbursements Payable                                              (1,251)
    Lines of credit - current portion                                       55,000           79,484
    Real Estate loans payable - current portion                          1,050,000        2,297,025
    Capital lease obligation-current portion                                 9,795           10,227
    Contingent Reserve for Deficiency on Defaulted Leases                  300,000
                                                                      -------------    -------------
      Total current liabilities                                          1,931,325        2,817,233

    Real estate loans Payable, net of current portion                   19,052,260        8,723,842
    Notes payable                                                        2,320,147        1,971,372
    Lines of credit, net of current portion                                450,593        1,108,221
    Accrued interest on notes payable                                      162,410          138,833
                                                                      -------------    -------------
      Total Long Term Liabilities                                       21,985,410       11,942,268
                                                                      -------------    -------------
      Total liabilities                                                 23,916,735       14,759,501

Stockholders' equity :
    Common stock, $.001 par value, 50,000,000 shares authorized,
      446,634 shares issued and outstanding Sept. 30, 2000                                      446
      15,610,182 shares issued and outstanding June 30, 2001                15,610
      Preferred stock, $.001 par value, 5,000,000 shares
      authorized, Series F Preferred Stock, 1,050,000 shares
      outstanding                                                            1,050
    Additional paid in capital                                          74,194,367       13,195,462
    Accumulated deficit                                                 (1,947,369)      (2,335,454)
                                                                      -------------    -------------
     Total stockholders' equity                                         72,263,658       10,860,454
                                                                      -------------    -------------
     Total liabilities and stockholders' equity                       $ 96,180,393     $ 25,619,955
                                                                      =============    =============

               The accompanying notes are an integral part of the financial statements


                                       SENIOR CARE INDUSTRIES, INC.
                                     CONSOLIDATED FINANCIAL STATEMENTS
                                            STATEMENT OF INCOME
---------------------------------------------------------------------------------------------------------

                                                  Three Months Ended             Nine Months Ended
                                                       Sept. 30,                      Sept. 30,
                                                2001            2000             2001            2000
                                            --------------  -------------   --------------  -------------
Revenue
     Rental income                          $     156,509   $    157,324          642,494   $    438,587
     Real Estate Sales                          3,018,000                       4,514,000
     Noble Furniture Sales                      1,077,286      1,374,111        4,335,704      4,067,992
     Noble returns & allowances                    (8,999)       (44,839)         (64,346)      (109,907)
                                            --------------  -------------   --------------  -------------
Total Revenue                                   4,242,796      1,486,596        9,427,852      4,396,672
Less:
Cost of Sales-Real Estate                      (2,351,745)                     (3,738,073)
Cost of Sales-Noble Furniture                    (797,598)    (1,175,037)      (3,452,091)    (3,142,373)
                                            --------------  -------------   --------------  -------------
Gross Profit on Sales                           1,093,453        311,559        2,237,688      1,254,299

Less:
Operating Expenses
     Real Estate sales expense                   (347,148)                       (456,478)
     Selling, general, and administrative        (255,171)      (372,994)        (641,140)    (1,070,690)
     Depreciation and amortization                (80,522)       (39,545)        (241,566)      (172,140)
                                            --------------  -------------   --------------  -------------
Total Operating Expenses                         (682,841)      (412,489)      (1,339,184)    (1,242,835)
                                            --------------  -------------   --------------  -------------
Income from Operations                            410,612       (100,930)         898,504        (11,464)

Other Income and (Expenses)
     Interest income                                               1,750                           1,750
     Interest expense on credit lines             (35,204)                       (110,612)
     Interest expense on rental property         (208,940)      (100,060)        (626,820)      (275,395)
                                            --------------  -------------   --------------  -------------
Total Other Income and (Expenses)                (244,144)       (98,300)        (737,332)      (273,645)
                                            --------------  -------------   --------------  -------------
Income Before Income Taxes                        166,468       (201,531)         161,172       (262,181)
Provision for Income Taxes
                                            --------------  -------------   --------------  -------------
Net Income (Loss)                           $     166,468   $   (201,531)         151,172   $   (262,181)
                                            ==============  ==============  ==============  ==============

Earnings Per Share - Basic                  $        0.01   $      (0.48)           0.009   $      (0.59)
                                            ==============  ==============  ==============  ==============
Weighted Average Number of Shares              15,610,182        446,634      15,610,182         446,634
                                            ==============  ==============  ==============  ==============

                  See accompanying notes to financial statements and accountant's report


                                SENIOR CARE INDUSTRIES, INC.
                              CONSOLIDATED FINANCIAL STATEMENTS
                                   STATEMENT OF CASH FLOWS
===============================================================================================
                                                                      Three Months Ended
                                                                 Sept. 30, 2001  Sept. 30, 2000
                                                                 -------------   -------------
Cash Flow from Operating Activities:
      Net income (loss)                                          $   166,468     $ (201,533)
      Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Depreciation and amortization                               80,522          8,388
          Senior Care Property Sales adjustment items:
          (Increase) decrease in inventory                         2,736,263
          Noble Furniture adjustment items:
          (Increase) decrease in accounts receivable                  41,794        (12,161)
          (Increase) decrease in inventory                            49,024        270,852
          (Increase) decrease in prepaid expenses                     (7,518)
          (Increase) decrease in other current assets                                32,500
          Increase (decrease) in accounts payable                    (70,815)        13,967
          Increase (decrease) in payroll accruals                      4,265          2,306
          Increase (decrease) in Sales Tax Payable                    (1,955)
          Increase (decrease) in accrued interest                                   (24,500)
                                                                 ------------   ------------
Net Cash Provided (Used) by Operating Activities:                  2,996,048         89,819

Cash Flow from Investing Activities:
      Cash provided (used) for land purchases                     (1,500,000)
      Cash provided (used) by construction in progress              (892,308)      (754,585)
                                                                 ------------   ------------
Net Cash Provided (Used) by Investing Activities:                 (2,392,308)      (754,585)

Cash Flow from Financing Activities:
      Net proceeds (payments) from real estate loans                (351,745)       750,000
      Net proceeds (payments) from notes payable                                    588,961
      Net proceeds (payments) from credit lines                      (67,064)
                                                                 ------------   ------------
Net Cash Provided (Used) by Financing Activities:                   (418,809)     1,338,961
                                                                 ------------   ------------
Net Increase (Decrease) in Cash                                      184,931        503,727
Cash Balance at Beginning of Period                                  258,314          -0-
                                                                 ------------   ------------
Cash Balance at End of Period                                    $   443,245    $   503,727
                                                                 ============   ============
Supplemental Schedules of Cash & Noncash Operating, Investing,
   and Financing Activities:
      Cash paid during the period for interest, including
        amounts capitalized                                      $              $   332,200
                                                                 ============   ============
      Cash paid during the period for income tax                 $    -0-       $    -0-
                                                                 ============   ============
      Issuance of common stock for services                      $    -0-       $    29,029
                                                                 ============   ============
      Capital lease incurred on machinery and equipment          $    -0-       $    -0-
                                                                 ============   ============
      Issuance of common stock in acquisitions                   $    -0-       $    -0-
                                                                 ============   ============
      Issuance of preferred stock in acquisitions                $    -0-       $    -0-
                                                                 ============   ============
      Issuance of common stock in conversion of preferred stock  $    -0-       $    -0-
                                                                 ============   ============

           See accompanying notes to financial statements and accountant's report


                                        SENIOR CARE INDUSTRIES, INC.
                                     CONSOLIDATED FINANCIAL STATEMENTS
                              STATEMENT IN CHANGES IN SHAREHOLDER EQUITY From
                               September 30, 2000 through September 30, 2001

Item          Series D   Stock   Series F   Stock   Common  Stock     Additional    Accumulated   Total
              Preferred  Amount  Preferred  Amount  Stock   Amount    Paid-in       Deficit       Shareholder
                                                                      Capital                     Equity

Balances
9/30/2000                                         446,634     446      13,195,462   (2,335,454)  10,860,454

Stock issued
to Rent USA
10/3/2000     2,000,000  2,000                                          2,248,000                 2,250,000

Stock issued
to Directors &
Officers
3/15/2001                                       9,600,000   9,600                                     9,600

Stock issued
to consultants
4/19/2001                                       3,113,548   3,114                                     3,114

Stock issued
for assets
4/26/2001                                       1,550,000   1,550         539,955                   541,505

Stock issued
to consultants
& others
8/24/2001                                         900,000     900                                       900

Stock issued
for assets
4/30/2001                    1,050,000  1,050                          60,548,950                60,550,000

Stock Cancelled
5/1/2001    2,000,000 (2,000)                                          (2,248,000)               (2,250,000)

Net Profit (loss) from 9/30/00 through 9/30/01                                         388,085      388,085
Balances    -----------------------------------------------------------------------------------------------
9/30/2001                    1,050,000  1,050  15,610,182  15,610      74,194,367   (1,947,369)  72,263,658


                                                    F-6

                          SENIOR CARE INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 26, 1968 under the laws of the State of Idaho as Golden Chest, Inc. ("the Company"). During all of 1998 and through April 1999, the Company was inactive.

On April 2, 1999, the Company transferred its existing assets which consisted of patented mining claims to Paymaster Resources Incorporated. There were no liabilities. Paymaster Resources Incorporated was a company that was controlled by the directors of Golden Chest, Inc. who thereafter resigned and new directors were appointed. The purpose of this transfer was to leave Golden Chest with no assets and no liabilities. The book value of these assets was $20,816, which was recorded as a loss from discontinued operations on the statement of operations for the period ended December 31, 1999. The company then reduced the number of common shares outstanding to approximately 180,000 shares, approved increasing the authorized common stock to 50,000,000 shares at $0.001 par value and increasing the authorized preferred stock to 5,000,000 shares at $0.001. For purposes of comparison, all financial statements reflect the retroactive effects of these actions and the changes in par value and authorized common and preferred stock.

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

The company's primary purpose is to develop housing for senior citizens. It also owns a manufacturing company and holds property for rental income.

The company's operating segments and development projects are owned by individual corporations or limited liability companies where Senior Care Industries, Inc. is the sole shareholder or limited partner, as the case may be.

Presently, the company holds all of the stock or 100% of the membership interest in the following corporations and limited partnerships which are consolidated for purposes of financial reporting in these financial statements:

1. Noble Concepts Furniture, Inc. that owns and operates the Noble Concepts furniture manufacturing operation in San Diego, California;

2. Senior Care International S. A. de C. V. that holds contracts for deed to certain properties in Baja California;

3. Flamingo 55, Inc. that owns a land tract and site improvements to build 55 townhomes in Las Vegas, Nevada;

4. Friendly Bear Plaza, Inc. that owns and operates a shopping mall in Las Vegas, Nevada;

                          SENIOR CARE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

5. P/R Business, Inc. that owns and operates a commercial office mall in Las Vegas, Nevada;

6. S.R.I. SFR, Inc., the owner of the land tract and site improvements to build 233 homes in San Jacinto, California;

7. Evergreen Manor II, LLC, the owner and seller of condominiums in Los Angeles, California that are currently in the process of marketing;

8. Signature Properties, Inc., the owner of the land tract and site improvement to build apartment units in Albuquerque, New Mexico.

9. Senior Care also owns a 45% membership interest in Delran Associates, LLC. This membership interest is a minority interest and the balance sheet, income statement and other information regarding this entity are not reported here.

The Delran investment was part of the East-West Developer asset acquisition and was based on the fair market value of net assets which Senior Care received, which consists of real estate assets that had been recently appraised. Senior Care received a 45% membership interest in that limited liability company in exchange for common stock, the number of shares issued being based upon the market price for those shares as of the date of the transaction. There is on-going litigation regarding the Delran interest but to date, management has not made a determination that the value of that interest should be changed as a result of that litigation.

On a quarterly basis, Senior Care management assesses whether there is likely to be any impairment of its value in its equity investments. Whether there will be any impairment in Senior Care's investment in Delran will be determined after reviewing the progress in the Delran litigation which is presently pending and whether it is likely that there will need to be any adjustment to the value of that interest as a result. Management is presently unable to make that determination because it has not been able to obtain current financial information from the managing member. It is anticipated that it will obtain that information through discovery in the pending lawsuit and will then be able to make a determination as to whether the investment is impaired. If the investment is considered impaired, then management will inform its principal accountant accordingly and adjustments to the value of the asset will be made on the financial statements. To date, there has been no determination that the Delran investment is impaired.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

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

     Until the conclusion of the period ended June 30, 2001, Senior Care had three buildings which had been put into service and from which Senior Care collected rents. Those were Broadway-Acacia in Laguna Beach, California, Pecos Russell Business Center in Las Vegas, Nevada and Friendly Bear Plaza, also in Las Vegas. In June, the Broadway-Acacia building was sold to the Broadway-Acacia LLC leaving only the two Las Vegas buildings as rental income producers after the end of the second quarter.

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

e. Senior Care is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 2001. The Company considers the carrying value of such amounts in the financial statements (cash, real estate loans and note payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization and interest rates, which approximate current market rates.

f. Senior Care has net operating loss carry forwards as of September 30, 2001 that results in a deferred tax asset of approximately $(2,023,887). Senior Care has recorded a valuation allowance against this asset in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for income taxes." The Company will review its need for a provision for income taxes after each operating quarter and each period for which a statement of operations is presented. The Company's marginal tax rate is 0% as a result of the valuation allowance.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

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

h. The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At this time, there are no known impairments to the Company's equity method investments. There can be no assurance, however, that the value of these assets of Senior Care will not change in the future. In particular, the Delran asset may be impaired as a result of current litigation. At this juncture, it is too early to make any such determination.

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

NOTE 3 - REAL ESTATE

Real estate from each of the entities consolidated into these financial statements not including the Delran asset were made up of the following at

                                         Sept. 30, 2001          Sept. 30, 2000
                                         -------------           -------------
Rental property
 Broadway-Acacia building                                        $  1,800,000
 Friendly Bear Plaza                       2,575,000                2,575,000
 Pecos Russell Business Center             5,885,000
Undeveloped Land
 New Mexico Apartment Site                 3,100,000                3,100,000
 San Jacinto Building Site                 3,000,000
 Flamingo 55 Building Site                 1,050,000
 Hills of Bajamar                         14,950,000
 Ocean Front-Rosarito Beach               13,000,000
Capitalized Construction Interest            965,448                  498,230
Capitalized Expenses                       1,100,337                  498,439
Construction in progress                  42,279,055                8,421,793
Less: Accumulated Depreciation               (66,426)                 (49,876)
                                         ------------            -------------
TOTAL REAL PROPERTY                       86,839,414               17,639,639
                                         ============            =============

Since September 30, 2000, Senior Care has completed construction on Pecos Russell, recategorizing that property as rental property, sold Broadway-Acacia and purchased various tracks of land including the home site in San Jacinto, California, the town- home site in Las Vegas, Nevada, the Hills of Bajamar in Baja California and ocean beachfront property, also in Baja California in Rosarito Beach. Construction in progress is presently made up of the following:


Plaza Rosarito Shopping Center          $ 20,200,000
Portal Del Mar                             6,000,000
Plazas Resort                             16,079,055
                                        ------------
Total:                                  $ 42,279,055

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 4 - GOODWILL

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

NOTE 5 - MORTGAGE DEBT                                       Sept. 30, 2001          Sept. 30, 2000
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

Pecos Russell
-------------
Bank loan bearing interest at 9.25% payable in monthly installments of principal of $9,400 plus interest through December 2009. Balloon payment
due January 2010.                                                3,254,000               2,153,790

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing interest
at prime plus 1.25% payable in interest only monthly
installments of $17,538. Balloon Payment due
February, 2002.                                                  1,682,745               4,230,929

Flamingo 55
-----------
A land loan with a bank, bearing interest at 14%
due April, 2002                                                  1,050,000

Plazas Resort
-------------
Payable to DUBSCA upon completion of
vacation timeshare project                                       9,079,055

Portal Del Mar
--------------
Payable to original seller on
completion of project                                              600,000
                                                               ------------            ------------
Total                                                           20,102,260              11,020,867
                                                               ============            ============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 5 - MORTGAGE DEBT, CONTINUED

Real Estate Obligations not included as formal mortgage debt:
------------------------------------------------------------

Additionally, in the case of Plaza Rosarito, Capital Trust, Inc. has obtained a lien against the property in the amount of approximately $9,200,000 which is not an obligation of Senior Care. The lien runs only against the property itself. Thus, when Senior Care develops this property, it must pay this lien before selling the property and may be required to pay the lien immediately if Capital Trust attempts to foreclose it which it has a right to do at any time. If Capital Trust were to foreclose on the property, Senior Care International could lose its right to title. Counsel for Senior Care has determined that the lien of Capital Trust may have been obtained improperly and it may be subject to removal through the Mexican courts. Senior Care has brought an action in the Mexican courts to protect its interest in this property by obtaining full and marketable title rights by enforcing its rights under the provisions of the contract for deed held by Senior Care International.

NOTE 6 - OTHER DEBT

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

Senior Care also has a credit line with M & A Underwriters, Inc. but that credit line is not secured by any assets of Senior Care. The weighted average interest rate on these borrowings under the M & A Underwriters, Inc. credit line was 10% during the year 2000 and to date during 2001.

NOTE 7 - COMMON STOCK

The Articles of Incorporation authorize 50,000,000 shares of common stock.

As of September 30, 2001, there were a total of 15,610,182. During the period from June 30, 2001 to September 30, 2001, a total of 700,000 shares were issued as follows:

Name        Date of Issue          Number of Shares          Relationship            Value
                                   Issued                    To Senior Care          Of Shares
----------------------------------------------------------------------------------------------
David Tsai    Aug. 28, 2001        100,000                   Officer issued            $40,000
1055 Corporate Center Drive                                  Under Stock Option Plan
Monterey Park, CA

David Tsai    Sept. 5, 2001        200,000                   Bonus Payment             $80,000
1055 Corporate Center Drive
Monterey Park, CA

Senior Caring
Communities   Sept. 24, 2001       100,000                   Wholly owned subsidiary
31103 Rancho Viejo Road, Suite 128                           Of Senior Care            $65,000
San Juan Capistrano, CA 92675

Houda Hajji   Aug. 28, 2001        100,000                   Consultant                $40,000
14410 Nottingham Way Circle
Orlando, FL

Lawrence R. Young & Assc., P.C.
9530 E. Imperial Highway, Suite K
Downey, CA 90242-3041
             Aug. 24, 2001       200,000                  Attorneys fees           $80,000

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 8 - PREFERRED STOCK

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

SERIES F
--------
On April 28, 2001, Senior Care issued 1,050,000 shares of Series F preferred stock to Tri-National Development Corporation in exchange for certain assets of Tri-National. These Series F preferred shares are convertible into common stock over a period of 5 years, 20% of the number of shares held on the 24th month anniversary date of the issue and 20% thereafter on each 12th month anniversary date until all of the shares are converted. Each Series F preferred share converts into 20 common shares. Once converted, a total of 21,000,000 common shares will be issued with a maximum of 4,200,000 being convertible on April 28, 2003 and 4,200,000 being convertible on each 12th month anniversary date thereafter.

SERIES G
--------
Series G preferred will be issued pursuant to a tender offer which Senior Care has made to its shareholders under the terms of which shareholders of Senior Care are being offered 1 share of Series G preferred for each share of common stock which the shareholder owns in Senior Care. The Series G preferred shares convert into common shares at the rate of 60 common shares for every 1 preferred share, 20% of the number of shares owned becoming convertible at the end of each 12th month anniversary date of the issue. These shares will be registered and issued pursuant to the tender offer and prospectus. The tender offer will expire on December 31, 2001 unless extended. Once converted, a maximum of approximately 27,000,000 common shares would be issued over the 5 year period with a maximum of approximately 5,400,000 common shares being issued each year.

The Company has filed an S-4 Registration Statement to register these shares with the Securities & Exchange Commission.

Prior to the actual making of the tender offer, Senior Care management agreed to issue restricted Series G preferred shares to Senior Care shareholders who complained about the 30 to 1 reverse split which took effect on March 15, 2001. These shares have the same terms as those offered by the tender offer and will become registered shares when the S-4 Registration Statement becomes effective.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS

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

Senior Care management discovered that after only three months use, the equipment was being returned to Senior Care by the end user and that Senior Care would have to find a new user for the equipment. By this time, Rent USA management who had expertise in the rental, repair, maintenance and operation of the equipment had left Rent USA, Rent USA was no longer doing any appreciable business and it appeared that Senior Care would be required to take over the entire equipment rental operation. Senior Care was unwilling to do so. Furthermore, management of Senior Care without the management of Rent USA, has no expertise in the equipment rental business. As a result, Senior Care negotiated with the original lessor of the equipment to find a new lessee for that equipment. It has also brought a lawsuit against all of the individuals and entities involved in this matter. Senior Care brought suit against Rent USA, Equip USA and their management team for breach of contract, fraud and deceit. The lessors of the leases have also brought suit against Senior Care to collect the deficiency. The matters have been consolidated for trial in the Superior Court in Orange County, California.

Senior Care claims that any loss which it may suffer as a result of the deficiency should be assessed against Rent USA, Equip USA, its officers and directors and that the lessors themselves should assume a part of the liability due to kick backs which were built into the lease contracts by sales personnel of the lease companies resulting in fraud against Senior Care.

Senior Care believes that it may ultimately be responsible for a total of $300,000 in deficiencies, that it will get a judgment against Rent USA, Equip USA, its officers and directors for that amount but may have difficulty collecting it. For this reason, Senior Care has developed a contingency reserve in the amount of $300,000 in the event this obligation must be paid.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS, CONTINUED

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

During the quarter, Capital Trust obtained a lien which was recorded against the property of Plaza Rosarito with the assistance of the Superior Court receiver which Capital Trust had obtained in its lawsuit against Tri-National Development Corporation in San Diego Superior Court. Mexican counsel for Senior Care has determined that this lien is voidable because it was not properly authorized by the board of directors of Tri-National Holdings S.A. de C.V., the company that holds the fee simple title to the property. However, Senior Care's right under the contract for deed with Tri-National Holdings may be subject to the lien of Capital Trust unless that lien is avoided by action of the Mexican partner of Tri-National Holdings or by the board of that corporation.

A total of 247 acres of the land purchased by Senior Care International is held as collateral by New England International Surety Co. to guarantee its subrogation in the event that Tri-National Development failed to pay nine-month notes. The guarantee was to the extent only of $2,000,000. Tri-National has not paid its note holders and is presently in bankruptcy as noted above. However, to date, New England has not paid any of the note holders which could result in the guarantee being called. According to the bankruptcy schedules filed by Tri-National, it owed a total of approximately $11,262,401 to note holders when it filed on October 23, 2001 not including accrued interest.

Senior Care also agreed to use its best efforts to register through an SB-2 Registration a debenture which would be issued to Tri-National's bond holders with the debenture being paid from the sale of lots and/or homes at the Hills of Bajamar.

NOTE 10 - STOCK BENEFIT PLAN

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

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for th monthly periods ended:

                                                  Three Months Ended             Nine Months Ended
                                                       Sept. 30,                      Sept. 30,
                                                2001            2000             2001            2000
                                            -------------   -------------   -------------   -------------

Numerator:
Basic net profit (loss) per share           $      0.005    $      (0.48)          0.005    $      (0.59)
                                            =============   =============   =============   =============
Denominator:
Basic profit (loss) weighted average
per shares outstanding                         15,610,182        446,634      15,610,182         446,634
                                            =============   =============   =============   =============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 12 - LITIGATION

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

Tri-National Litigation
-----------------------

On August 14, 2001, Senior Care filed suit against Tri-National Development Corporation and its directors in the Superior Court of the State of California for the County of San Diego, Case No. 112507. The suit against Tri-National has been stayed by the filing of a voluntary bankruptcy petition by Tri-National under Chapter 11 of the Bankruptcy Code [11 U.S.C. 101, et seq.]. The suit against the individual directors is pending. The suit charges breach of contract and fraud.

On September 17, 2001, Tri-National Development brought suit against Senior Care as well as Mervyn A. Phelan, Sr. and Robert Coberly, individually, as officers of Senior Care. This suit was brought in the United States District Court for the Southern District of California at San Diego, Case No. 01CV1682L(LAB). The suit requests injunctive relief and claims fraudulent misrepresentation, breach of contract and seeks declaratory relief. Tri-National is attempting to rescind its agreement for Senior Care to make a tender to Tri-National shareholders, seeks injunctive relief to stop Senior Care from stating that the tender offer by Senior Care is anything other than a hostile tender and seeks to void the contracts for the sale of property in Mexico.

Senior Care filed a motion to dismiss this proceeding which will be heard on December 17, 2001. Though this suit is not stayed by the filing of the bankruptcy case, the Bankruptcy Court must determine whether it will approve the engagement of special counsel to represent Tri-National in that action and whether the estate will be obligated to pay for representation as required by 11 U.S.C. 327.

Rent USA Litigation
-------------------

On July 31, 2001, Senior Care brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased the rock crushing equipment to Senior Care. This action entitled Senior Care Industries, Inc. v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, conversion and RICO violations [18 U.S.C. 1962, et seq.] against various defendants. The defendants in that action were served with process in early October, 2001 and will answer or be defaulted in early November. Discovery has not yet commenced in this action.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

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

Senior Care has developed the following segment information:

1. Assets held for the production of rental income

2. The Noble Furniture manufacturing operation; and

3. Property which the Company holds for resale.

Segments are reported as follows:

Rental Property
---------------

Rental property is comprised of Friendly Bear Plaza and Pecos Russell Business Center, both in Las Vegas, Nevada. The assets and liabilities associated with these properties are as follows:

Name of Asset               Assets                    Less: Liabilities           Net Assets
------------------------------------------------------------------------------------------------------
                            9/30/01     9/30/00       9/30/01     9/30/00         9/30/01      9/30/00
                            --------------------------------------------------------------------------
Broadway Acacia                         1,800,000                (1,003,868)                    796,142
Friendly Bear               2,575,000   2,575,000    (2,139,435) (2,139,435)       435,565      435,565
Pecos Russell               5,885,000   2,153,790    (3,254,000) (2,153,790)     2,631,000        -0-
                            --------------------------------------------------------------------------
Total Rental Property       8,460,000   4,708,790    (5,393,435) (4,193,225)     3,066,565    1,231,707

Income from the rental property segment for the three month and nine month period ended is as follows:

                                                  Three Months Ended             Nine Months Ended
                                                       Sept. 30,                      Sept. 30,
                                                2001            2000             2001            2000
                                            -------------   -------------   -------------   -------------
Rental Income                                   156,509          157,324        642,494          438,587
Less: General & Administrative Expenses         (67,594)         (70,000)      (182,780)        (592,631)
Interest Expense                               (208,940)                       (626,820)
Depreciation & Amortization                     (69,848)                       (209,544)         (49,876)
                                            -------------   -------------   ------------     ------------
Loss Attributable to Rental Operations:        (189,873)          87,324       (376,650)        (203,820)
                                                            =============   ============     ============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION, CONTINUED

Noble Furniture
---------------

Name of Asset               Assets                    Less: Liabilities           Net Assets
------------------------------------------------------------------------------------------------------
                            9/30/01     9/30/00       9/30/01     9/30/00         9/30/01      9/30/00
                            --------------------------------------------------------------------------
Cash                        (37,481)     67,827                                   (37,481)     57,827
Deposits                      2,082       1,274                                     2,082       1,274
Accounts Receivable         690,969     735,701                                   690,969     735,701
Inventory                   502,629     581,702                                   502,629     581,702
Prepaid Rent                  6,418       6,418                                     6,418       6,418
Prepaid Taxes                29,720      17,120                                    29,720      17,120
Other Prepaid Expenses       16,163      16,163                                    16,163      16,163
Machinery & Equipment       226,291     226,291                                   226,291     226,291
Office Equipment             17,681      17,681                                    17,681      17,681
Leasehold Improvements       28,933      28,933                                    28,933      28,933
Capitalized Equipment Lse    50,673      50,673                                    50,673      50,673
Less: Depreciation         (174,562)   (131,866)                                 (174,562)   (131,866)
Accounts Payable                                     (492,321)   (394,520)       (492,321)   (394,520)
Payroll Accruals                                      (25,460)    (26,613)        (25,460     (26,613)
Taxes Payable                                           1,251      (9,521)          1,251      (9,521)
Lines of Credit                                      (505,593)   (711,762)       (505,593)   (711,762)
                          ----------------------------------------------------------------------------
Total:                    1,359,416   1,617,928    (1,022,123) (1,142,416)        337,293     475,512

Income and expenses incurred in connection with the Company's Noble Furniture operations for the three month and nine month period ended is as follows:

                                                 Three Months Ended               Nine Months Ended
                                                     Sept. 30,                        Sept. 30,
                                                2001            2000             2001            2000
                                            ------------    -------------   -------------    -------------
Sales                                       $ 1,077,286     $  1,374,111    $  4,335,704     $  4,067,992
Less: Sales Returns                              (8,999)         (44,389)        (64,346)        (109,907)
                                            ------------    -------------   -------------    -------------
Gross Sales                                   1,068,287        1,329,722       4,271,358        3,958,085
Less: Cost of Good Sold                        (797,598)      (1,175,037)     (3,452,091)      (3,142,373)
                                            ------------    -------------   -------------    -------------
Gross Profit on Sales                           270,689          311,599         819,267          815,712
Less: Selling, General &
      Administrative Expenses                  (187,577)        (302,944)       (458,360)        (864,735)
      Interest Expense                          (35,204)         (35,200)       (110,612)         (79,025)
      Depreciation                              (10,674)         (10,574)        (32,022)         (32,022)
                                            ------------    -------------   -------------    -------------
Net Loss                                         37,234          (37,219)        218,273         (159,070)
                                            ============    =============   =============    =============

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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 & SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION, CONTINUED

Property held for resale
------------------------

Name of Asset               Assets (Inventory)        Less: Liabilities           Net Assets
                            (Construction Cost)       (Real Estate Loans)
------------------------------------------------------------------------------------------------------
                            9/30/01     9/30/00       9/30/01     9/30/00         9/30/01      9/30/00
                            --------------------------------------------------------------------------
Evergreen Manor II          2,921,739   6,161,185    (1,682,594)  (4,230,929)     2,178,517    1,930,256

3. Income from the sale of real property held for resale for the three month and nine month periods ended is as follows:

                                                  Three Months Ended             Nine Months Ended
                                                       Sept. 30,                      Sept. 30,
                                                2001            2000             2001            2000
                                            -------------   -------------   -------------   -------------
Gross Sales                                 $  3,018,000    $     -0-       $   4,514,000   $     -0-
Less:
Sales Expenses                                 (347,148)                         (456,478)

Less:
Cost of Property Sold                        (2,351,745)                       (3,738,073)
                                           -------------     ------------   --------------  -------------
Gross Profit on Sales                           319,107            -0-            319,449
                                           =============     ============   ==============  =============

All of these sales were from the Company's project at Evergreen Manor II where a total of 18 condominium units closed escrow during the period reported. There were at the end of the quarter, September 30, 2001, a total of 10 condominium units in escrow which had not yet closed. Only sales which have actually closed where the Company has received payment are reported here.

ITEM 2 - PLAN OF OPERATION

Senior Care's Business Model
----------------------------

Senior Care is dedicated to building affordable housing for senior citizens. Currently, Senior Care has projects under development in Southern California, Las Vegas, Nevada and in New Mexico. Sales on its condominium project in Los Angeles, California are presently underway. Taking advantage of compelling demographic and regional trends as well as substantial governmental and international investment in the Baja California region of Mexico, Senior Care recently purchased large tracts of property in the Rosarito Beach area of Baja California in Mexico. This property will also be developed for the senior market. The projects are within a one hour drive of San Diego, provide an alternative attraction to Palm Springs, Phoenix and Las Vegas. Where those desert communities are only viable six months of the year due to extreme heat during the summer months, Baja California offers a year-round climate which averages 75 degrees Fahrenheit. Additionally, Baja California offers the amenities available from its oceanfront location including fishing, sailing, swimming, surfing, other water sports, oceanfront golf and a competitive advantage other inland desert communities cannot provide.

Senior Care also owns Noble Concepts, a manufacturer of high-quality "Craftsman Mission" furniture which is distributed throughout the United States to a variety of furniture retailers. Senior Care also utilizes Noble to furnish its models and rental units.

The Company generally invests in, manages, and develops senior housing, develops and manages office malls and strip malls and for-sale and rental, independent living age-restricted communities. In the future, Senior Care may enter into the development of assisted living centers for seniors.

History of the Company
----------------------

The company that today is Senior Care was originally organized under the laws of the State of Idaho, February 26, 1968, as Golden Chest, Inc. Golden Chest was in the business of acquiring and developing mineral properties.

In 1985, Golden Chest merged with TAP Resources, Ltd, (TAP) a British Columbia corporation in a transaction where the Company issued 1.25 shares of Golden Chest Inc common stock in exchange for each share of TAP common stock. At the time of the merger, the Company and TAP were partners in a minerals exploration joint venture. After the merger Golden Chest Inc. was the surviving corporation while TAP Resources was dissolved.

In 1990, the Company merged with Petro Gold Inc, a Washington corporation, in a transaction where the Company issued 3,000,000 shares of Golden Chest common stock in exchange for all shares of Petro Gold, Inc. common stock. After the merger Golden Chest was the surviving corporation while Petro Gold, Inc. was dissolved.

On April 2, 1999, the Company transferred its existing assets which consisted of patented mining claims to Paymaster Resources Incorporated. There were no liabilities. Paymaster Resources Incorporated was a company that was controlled by the directors of Golden Chest, Inc. who thereafter resigned and new directors were appointed. The purpose of this transfer was to leave Golden Chest with no assets and no liabilities. The book value of these assets was $20,816, which was recorded as a loss from discontinued operations on the statement of operations for the period ended December 31, 1999. The company then reduced the number of common shares outstanding to approximately 180,000 shares, approved increasing the authorized common stock to 50,000,000 shares at $0.001 par value and increasing the authorized preferred stock to 5,000,000 shares at $0.001. For purposes of comparison, all financial statements reflect the retroactive effects of these actions and the changes in par value and authorized common and preferred stock.

Once Golden Chest was a shell, the board renamed the company Senior Care and merged the assets of East West Community Developer into Senior Care. Senior Care purchased the assets and liabilities of East-West Developer for a note payable of $700,000 to East West, assumed liabilities on the properties being purchased and issued stock to the sellers of the properties. The stock was not issued to East West Community Developer but was rather issued directly to the persons and entities from whom East West had obtained agreements to sell the property. The purchase of the East West assets was completed on April 30, 1999.

After these acquisitions were complete, Senior Care owned the following properties and paid for those properties as follows:

1. a 45% membership interest in a limited liability company which owns a development project in Delran, New Jersey which it purchased from Madeline Farah and Aziz Holdings, Inc. for a total of 800,000 shares of common stock in Senior Care. This transaction had a present value of $3,234,000 as of April 30, 1999. The Company is involved in litigation regarding its membership interest in Delran and readers are advised to review the litigation section of this prospectus to get full details regarding that litigation and Senior Care's potential exposure. Senior Care still owns this membership interest but is subject to a lawsuit, discussed elsewhere in this prospectus challenging that interest.

2. a 47 unit senior condominium project in Monterey Park, California known as Evergreen Manor II which was under construction and for which Senior Care paid 400,000 shares of Series B preferred stock which was convertible into 2,000,000 shares of common on a time schedule. The stock was issued to Evergreen Manor II, LLC. Senior Care also assumed the construction loan on the property which at that time was approximately $2,635,285. This transaction had a present value of $2,600,000 as of April 30, 1999 as an unfinished construction project. The project when completed was estimated that it would have a value of $6,000,000 based upon an appraisal made in 1999. That value has increased as reflected in the financial statements which appear later in this prospectus. Senior Care is presently marketing this property, selling the individual condominium units.

3. land approved for the construction of a 57 unit Senior Apartment Project in Albuquerque, New Mexico for which Senior Care paid a total of 110,000 shares of common stock and assumed the debt on the project. The stock was issued to Signature Properties, Inc. The present value of the unfinished project as of April 31, 1999 was $3,100,000. Senior Care also assumed an outstanding loan on this property of $2,297,025. Senior Care still owns this property which is still scheduled for development but development has not yet commenced.

4. a 25,000 square foot strip center known as Friendly Bear Plaza located in Las Vegas, Nevada for which Senior Care paid a total of 105,000 shares of common stock and assumed the debt on the property. The property had a present value of $3,200,000 according to an appraisal made in April, 1999. Senior Care assumed an outstanding loan of $2,139,435. The stock was issued to Friendly Bear Plaza, Inc. Senior Care still owns this property and collects rents from tenants.

5. an office complex under construction in Las Vegas, Nevada known as the Pecos Russell Business Center for which Senior Care paid 200,000 shares of common stock and assumed the debt on the property of $1,760,000. The property had a present value of $3,500,000 as of April, 1999 based upon a current appraisal at the time. The stock was issued to Pecos Russell Business Center, Inc. Construction of this property has been completed and it is leased to tenants.

6. the building at 410 Broadway in Laguna Beach, California known as Broadway Acacia for which Senior Care paid 70,000 shares of common stock and assumed the debt on the property. The debt at the time of the purchase was $1,003,868 and the property had a present value of $1,800,000 according to an appraisal made at the time. The stock was issued to Broadway Acacia, LLC. Senior Care divested itself of this property during the second quarter of 2001 but retains a 10 year lease to the use of the second floor of the building for its executive offices.

On April 28, 2000, the Company purchased all of the outstanding stock in Noble Concepts Fidelity, Inc., a furniture manufacturing company in San Diego, California. The effective date of the purchase was January 1, 2000 and the income and expense of that corporation is reflected on the first quarter income statement for Senior Care Industries, Inc. Senior Care issued 950,000 shares of common stock for this all stock acquisition and assumed the debts of that company. Senior Care obtained equipment with a cost of $232,122 and paid good will of $1,732,240 when it obtained Noble. The equipment is being depreciated using the straight line method of depreciation and a useful life based upon the type of equipment purchased. The good will is being amortized over a period of 15 years.

On October 3, 2000, the Company purchased a controlling interest in Rent USA, a company that had begun entering into the business of renting and selling heavy duty construction and mining equipment. That company failed and purchase was unwound in June of 2001 and the entire value of the transaction written off the balance sheet during the second quarter ended June 30, 2001.

Current status of Senior Care's development projects:
-----------------------------------------------------

Senior Care completed construction on its 47 unit senior condominium project in Monterey Park, California known as Evergreen Manor II. During the second quarter of 2001, Senior Care reported gross sales of $1,501,000 from unit sales closing on the sale of 8 units. There were as of June 30, 2001 a total of 13 additional sales in escrow.

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

The Company refinanced the Broadway Acacia building and then sold it back to Broadway Acacia, LLC in June, 2001. Senior Care no longer owns this asset but does continue to rent space in the building for its executive offices.

Senior Care intends to commence construction on the following projects within the next 12 months:

1. Senior Care will begin the first phase of construction on a 223 residential lot senior restricted housing development in San Jacinto, California. The first phase calls for the construction of 32 homes. San Jacinto is approximately 40 minutes from Palm Springs and 10 minutes from Hemet, California. Title to this property transferred to Senior Care's wholly owned subsidiary in May, 2001 when the plot map for the entire project was recorded. Senior Care needs to obtain construction financing and then can begin construction on the first phase of 43 homes. Construction is contemplated in 5 phases.

2. We will begin construction on the Flamingo 55 project located in the City of Las Vegas, Nevada at the intersection of Flamingo Blvd. and Freeway 95. Senior Care will build 54 town homes for seniors. The land was purchased by Senior Care's wholly owned subsidiary on May 3, 2001. The subdivision plot map has been recorded and construction permits have been issued. Senior Care needs to obtain construction financing and can then commence construction.

3. We also plan to begin construction on the Signature Properties land in New Mexico. However, no firm date has been set for the commencement of construction on this project. It may not happen within the next 12 months. Clearance to commence construction has been obtained from all relevant authorities and Senior Care has a loan commitment from HUD who will supply both a construction and take out loan in an amount sufficient to complete the construction of the project. However, the loan has not yet funded and no firm date to commence construction has been set.

By far the largest project presently being considered by the Company is the 715 acre project at the Lakes in Pahrump Valley, Nevada. This project which will take nearly 10 years to build eventually will comprise 2 golf courses, 2,000 residential housing units in a mixed use age restricted fully planned community. Escrow on this project was opened in July, 2000 and the plan development process is underway. Senior Care does not yet own title to this property. Senior Care presently has an option on this property and will not actually purchase the land until the entitlements have been completed. There is no assurance that this will occur within the next 12 months.

Effective on April 30, 2001, Senior Care International, S.A. de C.V., a Mexican corporation wholly owned by Senior Care, executed contracts for deed on various properties in Baja California.

There were generally four groups of properties involved in these transactions. They were as follows:

1.     THE HILLS OF BAJAMAR

Using an effective date of April 30, 2001, Senior Care International S.A. de C.V,, a Mexican corporation wholly owned by Senior Care, purchased approximately 650 acres of unsubdivided raw land generally known as the Hills of Bajamar in the Municipality of Ensenada, on the Pacific Ocean side of Baja California, Mexico, roughly 50 miles south of San Diego, California.

The contract for deed was executed with Planification Desarolles de Jatay, S.A. de C.V., a Mexican corporation whose stock is owned by Tri-National Development Corporation of San Diego. The parent company and sole shareholder is presently in Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court, Southern District of California in San Diego, Case No. 01-10964-JH.

A total of 247 acres of the land purchased by Senior Care International is held as collateral by New England International Surety Co. to guarantee its subrogation in the event that Tri-National Development failed to pay nine-month notes. The guarantee was to the extent only of $2,000,000. Tri-National has not paid its note holders and is presently in bankruptcy as noted above. However, to date, New England has not paid any of the note holders which could result in the guarantee being called. According to the bankruptcy schedules filed by Tri-National, it owed a total of approximately $11,262,401 to note holders when it filed on October 23, 2001 not including accrued interest.

Senior Care has agreed to issue to Tri-National's note holders Series I Preferred stock. Series I Preferred stock will pay the preferred shareholders a cumulative preferred return on their equity of 10% per annum. This return is paid by a 2% gross profit reservation on the sale of lots. Series I Preferred will be registered by the filing of an S-2 Registration Statement with the SEC. The stock will be redeemed for cash through the sale of Hills of Bajamar residential lots, with the Series I Preferred holders receiving 2% of the gross profit dedicated to pay a 50% of the net profits to redeem the shares.

The registration is made necessary due to the fact that Tri-National sold these corporate note obligations without registering them or filing required "Blue Sky" filings in the states where the notes were being sold. They were not sold under any exemption from the registration requirements of the Securities Act of 1933 or applicable state securities laws.

Any amounts which Senior Care pays to note holders will be deducted from the amount owed upon conversion or redemption of the Series F preferred stock which was paid to Planification for purchase of the property. Thus, upon the issuance of the Series I preferred to note holders, the following will occur:

Purchase Price           Reduction by Payment              Balance to be
                         To Note Holders                   Converted
-------------------------------------------------------------------------------
$14,950,000              $11,262,481                       $3,687,519

300,000 shares           228,000 shares                    72,000 shares to be
Series F preferred       Redeemed by note payments         Redeemed, 20% after
                                                           4/30/2003 and 20%
                                                           Each year thereafter

Thus, after the note holders are paid, the amount Senior Care must redeem the preferred stock or issue common stock as follows:

24 months:    $  717,504 or issue 912,000 shares of common stock
36 months:       717,504 or issue 912,000 shares of common stock
48 months:       717,504 or issue 912,000 shares of common stock
60 months:       717,504 or issue 912,000 shares of common stock
72 months:       717,503 or issue 912,000 shares of common stock
              ----------         --------
Total:        $3,587,519 or     4,560,000 shares of common stock


2.   PLAZAS RESORT TIMESHARES AND COMMERCIAL PROPERTY

Senior Care International purchased approximately 16 acres of ocean front land within the Bajamar resort with plans for 328 timeshare units from Inmobilaria Plaza Baja California, S.A. de C.V. As with the Hills of Bajamar purchase, all of the stock in the seller, Inmobilaria, is owned by Tri-National Development which is presently in bankruptcy in San Diego.

Senior Care agreed to assume the outstanding mortgage on this property of $9,079,055 and paid a total of $7,000,000 by issuing 150,000 shares of Series F Convertible Preferred stock to Inmobilaria. As in each case, Senior Care International has the right to redeem the stock for cash on the conversion dates or may allow common stock to issue on a conversion rate of 20 shares of common for each share of preferred. The conversion is spread over a period of six years.

Thus, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:


24 months: $ 1,400,000 or issue 600,000 shares of common stock 36 months: 1,400,000 or issue 600,000 shares of common stock 48 months: 1,400,000 or issue 600,000 shares of common stock 60 months: 1,400,000 or issue 600,000 shares of common stock 72 months: 1,400,000 or issue 600,000 shares of common stock
              -----------        ---------
Total:        $ 7,000,000 or     3,000,000 shares of common stock


3.  PLAZA ROSARITO

Senior Care International entered into a contract for deed to purchase 15 acres of undeveloped ocean front land from Tri-National Holdings, S.A. de C.V. for $13,000,000 and 9 acres of land where a partially completed shopping center is located for $20,200,000. The payment was made by the issuance of 500,000 shares of Series F Preferred stock in Senior Care.

60% of the stock in Tri-National Holdings is owned by Tri-National Development which is in bankruptcy as noted above. The other stock is held by a Mexican shareholder, Bersain Guiterrez. Capital Trust, Inc. holds a lien against the property in the amount of approximately $9,200,000. Under the terms of the contract for deed, Senior Care is obligated to pay the lien of Capital Trust with this payment acting as a reduction in the number of Series F preferred shares outstanding upon payment of the lien.

Thus, the following table demonstrates the obligations of Senior Care when Capital Trust is paid:

Purchase Price           Reduction by Payment              Balance to be
                         To Capital Trust                  Converted
--------------------------------------------------------------------------------
$33,200,000              $9,200,000                        $24,000,000

500,000 shares           135,000 shares                    365,000 shares to be
Series F preferred       Redeemed by Capital Trust         Redeemed, 20% after
                         Payment                           4/30/2003 and 20%
                                                           Each year thereafter

Thus, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:


24 months: $ 4,800,000 or issue 1,460,000 shares of common stock 36 months: 4,800,000 or issue 1,460,000 shares of common stock 48 months: 4,800,000 or issue 1,460,000 shares of common stock 60 months: 4,800,000 or issue 1,460,000 shares of common stock 72 months: 4,800,000 or issue 1,460,000 shares of common stock
              -----------        -----------
Total:        $24,000,000 or       7,300,000 shares of common stock

4.  PORTAL DEL MAR CONDOMINIUMS

Senior Care International entered into a contract for deed to purchase a 2/3rds undivided interest in a 6 acre development containing a partially completed condominium project which when completed will contain 123 2 and 3 bedroom condominium units overlooking the Pacific Ocean just South of Rosarito Beach in Baja California. Senior Care paid 50,000 shares of Series F Convertible Preferred on a value of $6,000,000. The owner of this property is Tri-National Portal which is 1/3rd owned by Tri- National Development which is in bankruptcy. The other shareholders in that corporation are Bersain Guiterrez who owns 1/3rd of the stock and Silver Pointe Investments LLC which owns the other 1/3rd.

Senior Care agreed to assume its proportional share of the debt on this property or approximately $600,000.


Thus, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:


24 months: $ 1,200,000 or issue 200,000 shares of common stock 36 months: 1,200,000 or issue 200,000 shares of common stock 48 months: 1,200,000 or issue 200,000 shares of common stock 60 months: 1,200,000 or issue 200,000 shares of common stock 72 months: 1,200,000 or issue 200,000 shares of common stock
              -----------        ---------
Total:        $ 6,000,000 or     1,000,000 shares of common stock

In summary, Senior Care will be required to pay the following sums beginning at the end of April, 2004 or, in the alternative, our common stock will be diluted beginning on that date as follows:

Date of Requirement               Cash Required                 Alternative
                                                           Common stock dilution
--------------------------------------------------------------------------------
April 30, 2004                    $ 8,117,504      or           3,172,000
April 30, 2005                      8,117,504      or           3,172,000
April 30, 2006                      8,117,504      or           3,172,000
April 30, 2007                      8,117,504      or           3,172,000
April 30, 2008                      8,117,504      or           3,172,000

Senior Care anticipates these monies coming from development proceeds on the projects themselves. However, the obligations remain due whether there are proceeds or not. If the obligations are not paid, then under the terms of the contracts for deed, a portion of the property equal to the amount owed may be returned to the seller. The portion to be returned is based upon the original value placed upon the property by the parties when the agreements were made.

Tri-National Litigation and Bankruptcy:
--------------------------------------

Senior Care executed certain contracts for deed on properties owned by Mexican subsidiaries of Tri-National Development Corporation, these contracts being deemed effective on April 30, 2001 even though they were not actually executed until a later date, in May, 2001.

On May 25, 2001, Tri-National reported on an 8-K Report filed with the SEC that it had sold its Mexican properties to Senior Care.

Later on, the board of directors of Tri-National met and purported to cancel the transaction, reporting this cancellation in a subsequent 8-K Report filed on July 12, 2001.

Senior Care's position is that the action by Tri-National's board attempting to cancel the property sales transactions as of July 2, 2001 had no effect on those property sales and that the contracts for deed which were executed by the various Mexican subsidiaries of Tri-National remain in full force and legal effect.

The board of Tri-National also canceled its agreement with Senior Care to purchase the stock which Tri-National holds in Tri-National Holdings, S.A. de C.V. which owns the Plaza Rosarito shopping center and ocean front land in Rosarito Beach, Baja California. That stock is being held as collateral for a loan obtained by Tri-National from Capital Trust, Inc. in the present amount of approximately $9,200,000. That stock is an asset of the bankrupt estate of Tri-National and Capital Trust has filed a motion for relief from the automatic stay provided by 11 U.S.C. 342(a) to enable them to foreclose on that stock. If the motion is granted, Capital Trust may be able to sell the stock to collect the debt owed to it by Tri-National.

It is likely that in the event the stock is transferred to a new owner, then that owner would replace the present board of directors of Tri-National Holdings. Senior Care International would then be required to defend its rights under the contract for deed as against those new directors. Senior Care International has already filed a suit in the Mexican courts to enforce its rights under the contract for deed and the new directors would stand in the place of those directors who were replaced.

Senior Care International also anticipates commencing litigation in Mexico against each of the Mexican corporations who entered into contracts for deed with Senior Care International to enforce its rights under those contracts.

Counsel for Senior Care International has advised us that this litigation will most likely take many months or years to complete and the failure of the Mexican courts to make an early determination could delay any development plans which Senior Care might have for these properties.

Senior Care's Development Plans
-------------------------------

Senior Care plans to concentrate on the development of housing for seniors including homes, condominiums and townhouses. Additionally, over the next two years, we may enter into the business of providing assisted living facilities for seniors.

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

Presently, Senior Care has the following projects in various stages of the development process:

The Cottages at San Jacinto
---------------------------

The Cottages at San Jacinto, Senior Care's newest state of the art community in Southern California's Palm Desert, approximately 1 hour from the world famous Palm Springs resort. The project envisions 223 single-family detached "smart homes". The $35,000,000 project is being developed as an age-restricted "for-sale" guard-gated community. The homes will be available in four "smart" floor plans and sales are projected to yield profits of $9,000,000.

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

Flamingo 55
-----------

Flamingo 55 is the Company's age restricted, for sale town-home project located in Las Vegas, Nevada, five minutes from the heart of Las Vegas's world- class resorts. The Company acquired the development site in May 2001. The project incorporates Senior Care's "smart home" technology into each floor plan. Sales are scheduled to begin in August 2002, with projected gross sales of $8,500,000 and projected profits of $2,200,000.

West Valley
-----------

West Valley is the Company's 56 unit age-restricted apartment project in Albuquerque, New Mexico. The project breaks ground in October 2001 and consists of 56-quality, age restricted rental units incorporating Senior Care's "smart home" technology into each floor plan.

Mining Equipment Leases
-----------------------

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

Senior Care management discovered that after only three months use, the equipment was being returned to Senior Care by the end user and that Senior Care would have to find a new user for the equipment. By this time, Rent USA management who had expertise in the rental, repair, maintenance and operation of the equipment had left Rent USA, Rent USA was no longer doing any appreciable business and it appeared that Senior Care would be required to take over the entire equipment rental operation. Senior Care was unwilling to do so. Furthermore, management of Senior Care has no expertise in the equipment rental business. As a result, Senior Care began actively negotiating with the original lessor of the equipment to find a new lessee for that equipment. The equipment was then sold by the lessor and a deficiency amount has been assessed against Senior Care. Senior Care brought suit against Rent USA, Equip USA and their management team for breach of contract, fraud and deceit. The lessors of the leases have also brought suit against Senior Care to collect the deficiency. The matters have been consolidated for trial in the Superior Court in Orange County, California.

Senior Care claims that any loss which it may suffer as a result of the deficiency should be assessed against Rent USA, Equip USA, its officers and directors and that the lessors themselves should assume a part of the liability due to kick backs which were built into the lease contracts by sales personnel of the lease companies resulting in fraud against Senior Care.

Senior Care believes that it may ultimately be responsible for a total of $300,000 in deficiencies, that it will get a judgment against Rent USA, Equip USA, its officers and directors for that amount but may have difficulty collecting it. For this reason, Senior Care has developed a contingency reserve in the amount of $300,000 in the event this obligation must be paid.

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

Results of Operations
---------------------

The results of operations of the Company for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000 are discussed below and the financial statements concerning operations for those periods which appeared herein above.

Revenues
--------

Presently, Senior Care receives income from rentals, sales of condominiums and sales of furniture from the manufacturing operation at Noble Concept Furniture. For the nine month period ended September 30, 2001, Senior Care had a total of $9,427,688 income from all sources. This contrasts with total income from all sources of $4,396,672 for the nine month period ended September 30, 2000. This breaks down to a total of $642,494 from rental income for the nine month period ended September 30, 2001 as contrasted to a total of $438,587 in rental income for the nine month period ended September 30, 2000. Rental income changes from 2000 to 2001 were affected by the sale of Broadway-Acacia earlier this year which reduced rental income. However, Pecos Russell Business Center had increased rental income during 2001 due to the completion of construction on all units and rental of those units. Income from furniture sales totaled $4,271,358 for the nine month period ended September 30, 2001 contrasted to income of $3,958,085 for the nine month period ended September 30, 2000. Furniture sales were flat for both reporting periods. Sales of condominiums totaled $4,514,000 for the nine month period ended September 30, 2001. There were no condominium sales during the year 2000.

Cost of Good Sold
-----------------

Cost of goods sold totaled $(3,452,091) for furniture sales for the nine month period ended September 30, 2001 as compared to $(3,142,373) for the nine month period ended September 30, 2000. There was no significant difference between the reporting periods and the only differences shown resulted from the manner in which billings are received and processed for payment. Cost of goods sold on the sale of condominiums totaled $(3,738,073) for the nine month period ended September 30, 2001. There were no sales in the year 2000.

Operating Expenses
------------------

Selling, general and administrative costs were $(1,097,618) for the nine month period ended September 30, 2001 as compared to $(1,070,000) for the period ended September 30, 2000. Such costs for the furniture segment totaled $(641,140) for the nine month period ended September 30, 2001 as compared to $(1,070,000) for the nine month period ended September 30, 2000. The difference in these costs is attributed to which months costs are allocated since sales and cost of goods were virtually flat between the two comparison periods. Sales expenses for condominiums totaled $(456,476) for the nine month period ended September 30, 2001. There were no condominium sales during 2000.

Depreciation and amortization
-----------------------------

Depreciation and amortization totaled $(241,566) for the nine month period ended September 30, 2001 as compared to $(172,140) for the same nine month period ended September 30, 2000. The increase is due to additional depreciable assets coming on line.

Interest Expenses
-----------------

Interest expense totaled $(637,332) for the nine month period ended September 30, 2001 as compared to $(273,645) for the period ended September 30, 2000. The reason for the increase is directly attributable to real property held for rental coming on line and no longer a part of construction in progress where the interest expense was being capitalized.

Net Profit or loss
------------------

Senior Care had a net profit on operations of $151,172 for the nine month period ended September 30, 2001 as compared to a net loss of $(262,181) for the nine month period ended September 30, 2000. The difference is mainly attributable to the fact that Senior Care's operations have grown both from rental income and due to the fact that condominium sales have commenced. That relates to a net profit on operations of $.009 per share, basic and diluted for the nine month period ended September 30, 2001 as compared to a net loss of $.59 per share, basic and diluted for the period ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

To date, we have funded our capital requirements for our current from cash flows from our operations, from real estate construction loans and from equity lines of credit which the Company has available. Our cash position as of September 30, 2001 was $443,245 as compared to $503,727 as of September 30, 2000.

Net cash provided by operating activities totaled $2,996,048 for the period ended September 30, 2001 as compared to net cash provided by operating activities of $89,819 for the nine month period ended September 30, 2000.

Net cash used for investing activities totaled $(2,392,308) for the nine month period ended September 30, 2001 as compared to $(754,585) for the nine month period ended September 30, 2000.

Net cash used in financing activities totaled $(418,809) for the nine month period ended September 30, 2001 as compared to net cash provided by financing activities for the nine month period ended September 30, 2000 of $1,338,961.

In the immediate future, in order to fund our current working capital requirements, expand our building program, and purchase new properties we intend to seek an offering of equity securities by of a private placement for funds up to a total of $15,000,000. Our ability to obtain this financing cannot be assured. Our growth is dependent on our ability to obtain such additional funding.

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

Also, it should be noted that as of September 30, 2001, Senior Care had not yet arranged construction financing for its Flamingo 55 project. Also, it had not yet arranged construction financing for its San Jacinto project and though it has a commitment for financing of the New Mexico senior apartment complex, that loan has not yet funded. Management is working to obtain construction financing for these projects from lending institutions and is seeking to fund the HUD loan which it obtained on the New Mexico project. However, there is no assurance that any financing will be found or that the HUD loan will actually be funded. If Senior Care is not able to find the necessary financing or fund the loan commitment it already has, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer any loss due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approval.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Delran Lawsuits
-------------------

Senior Care is involved in the following legal proceedings, all stemming from its ownership interest in the Delran Associates, LLC:

1. Robert B. Wasserman, Chapter 7 Trustee v. Willy Farah, Madeline Farah, Aziz Holdings, LLC, Aziz Holding, Inc., Senior Care Industries, Inc., Golden Chest, First American Stock Transfer, Inc. and Asia Bank, N.A., Bankruptcy Case No. 98-44940, Adversary Proceeding No. 00-3361, District of New Jersey. This matter has been resolved by a total of 26,667 shares of common stock in Senior Care belonging to Madeline Farah and Aziz Holdings being paid over to the Chapter 7 Trustee.

2. International Thermal Packaging, Inc. v. Willy Farah and Robert B. Wasserman, Chapter 7 Trustee, Bankruptcy Case No. 98-44940, Adversary Proceeding No. 00-3274. Trial of this matter is currently set for January 17, 2002.

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

Tri-National Litigation
-----------------------

On August 14, 2001, Senior Care filed suit against Tri-National Development Corporation and its directors in the Superior Court of the State of California for the County of San Diego, Case No. 112507. The suit against Tri-National has been stayed by the filing of a voluntary bankruptcy petition by Tri-National under Chapter 11 of the Bankruptcy Code [11 U.S.C. 101, et seq.]. The suit against the individual directors is pending. The suit charges breach of contract and fraud.

On September 17, 2001, Tri-National Development brought suit against Senior Care as well as Mervyn A. Phelan, Sr. and Robert Coberly, individually, as officers of Senior Care. This suit was brought in the United States District Court for the Southern District of California at San Diego, Case No. 01CV1682L(LAB). The suit requests injunctive relief and claims fraudulent misrepresentation, breach of contract and seeks declaratory relief. Tri-National is attempting to rescind its agreement for Senior Care to make a tender to Tri-National shareholders, seeks injunctive relief to stop Senior Care from stating that the tender offer by Senior Care is anything other than a hostile tender and seeks to void the contracts for the sale of property in Mexico.

Senior Care filed a motion to dismiss this proceeding which will be heard on December 17, 2001. Though this suit is not stayed by the filing of the bankruptcy case, the Bankruptcy Court must determine whether it will approve the engagement of special counsel to represent Tri-National in that action and whether the estate will be obligated to pay for representation as required by 11 U.S.C. 327.

Rent USA Litigation
-------------------

On July 31, 2001, Senior Care brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased the rock crushing equipment to Senior Care. This action entitled Senior Care Industries, Inc. v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, conversion and RICO violations [18 U.S.C. 1962, et seq.] against various defendants. The defendants in that action were served with process in early October, 2001 and will answer or be defaulted in early November. Citicapital, the successor in interest to the original lessor of the mining equipment brought suit against Senior Care for a deficiency claiming approximately $300,000. That action has been consolidated with the action brought by Senior Care against Rent USA, its officers and directors. Discovery has not yet commenced in these actions.

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

The tender offer presently remains open until December 31, 2001.

If 450,000 shares opted to accept the Tender, then 450,000 shares of Series F preferred would be issued, those shares would convert over a period of 5 years into a total of 27,000,000 common shares with a total of 5,400,000 common shares being issued during each conversion period.

ITEM 2 - CHANGES IN SECURITIES

Changes in securities are discussed in the footnotes to the financial statements on beginning with NOTE 7 - COMMON STOCK beginning on Page F-11 and in NOTE 8 - PREFERRED STOCK beginning on Page F-12 and the discussion therein is incorporated herein by reference.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

On September 24, 2001, Denzel Harvey informed the company that he was resigning as a Director of Senior Care. Senior Care management believes that this resignation was prompted by the lawsuit which Senior Care filed against Al Harvey, the brother of Denzel Harvey, and others on July 31, 2001. That lawsuit which Senior Care brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased rock crushing equipment to Senior Care. This action entitled Senior Care Industries, Inc. v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, conversion and RICO violations [18 U.S.C. 1962, et seq.] against various defendants.

On October 3, 2001, the Board of Directors of Senior Care met and elected Craig
H. Brown as a director to succeed Mr. Harvey until the next annual meeting of shareholders. Mr. Brown was also elected to serve as President of Senior Care until the next annual meeting of the Board of Directors which will be held in March, 2002 following the annual shareholder meeting. Senior Care's former President, Stephen Reeder resigned earlier this year and the position had been vacant.

Mr. Brown brings 22 years of experience in the real estate industry to Senior Care. During the last five years, he has operated his own consulting firm, most recently International Capital Group, Inc. and prior to its formation, Great American Bancorp. He has performed due diligence and consulting services for Senior Care since 1999. Mr. Brown graduated from the University of California, Los Angeles, in 1980 and began his career in the development of residential properties with Trammell Crow Residential Company, where he acquired, developed and financed over one hundred fifty million dollars in multi-family residential properties throughout the southern California region.

Considered an expert in all facets of residential development, land entitlement, finance, and sale by Senior Care management, Mr. Brown will now run the day to day operations of Senior Care with a particular emphasis on coordinating and directing the Company's acquisitions, completion of unfinished and to-be-built properties as well as the real estate and corporate level financing for Senior Care.

Resorts Contract

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

An 8-K Report filed on July 5, 2001 reporting the acquisition of assets.

An 8-K Report filed on October 4, 2001 reporting the resignation of a director and appointment of a new director.

An 8-K Report filed on November 5, 2001, reporting other events which effect Senior Care Industries.

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

                                           Senior Care Industries, Inc.
                                           ----------------------------

 Date: November 13, 2001                   /s/ Mervyn A. Phelan, Sr.
                                           ----------------------------
                                           Mervyn A. Phelan, Sr.
                                           Chief Executive Officer