Form 10KSB
period 2001-12-31
SENIOR CARE INDUSTRIES INC
filed 2002-04-17
CIK 1095175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $9,676,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days.

Bid price as of March 27, 2002:   $.38
Ask price as of March 27, 2002:   $.42

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 27, 2002:

Common Shares 24,092,793
Preferred Shares 1,703,163

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

The following documents are incorporated by reference:

1. Amended Definitive Proxy Statement filed on Form DEFR14A filed on February 1, 2001 announcing the annual meeting of shareholders set for March 12, 2001 and setting forth the items which will be voted upon at that meeting.

2. Amended report on Form 8-K reporting dismissal of independent accountant as of February 10, 2001 and engagement of new independent accountant for the company which amended report was filed on March 13, 2001 together with all exhibits attached thereto;

3. Report on Form 8-K filed July 5, 2001 regarding the purchase of assets by Senior Care International, S.A. de C.V. together with all exhibits attached thereto;

4. Report on Form 8-K clarifying the purchase of assets by Senior Care International, S.A. de C.V. filed on November 5, 2001 together with all exhibits attached thereto;

5. Report on Form 8-K reporting the dismissal of independent accountant as of January 2, 2002 and engagement of new independent accountant for the company which report was filed on January 10, 2002 together with all exhibits attached thereto;

6. Definitive Information Statement on Form 14c filed on February 12, 2002 regarding certain actions of the shareholders together with all exhibits attached thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

                                TABLE OF CONTENTS

Part I                                                                     5

Item 1.  Description of Business                                           5

Item 2.  Description of Property                                           22

Item 3.  Legal Proceedings                                                 25

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                  26

Part II                                                                    29

Item 5.  Market for Common Equity and
         Related Stockholder Matters                                       29

Item 6.  Management's Discussion and Analysis
         Or Plan of Operation                                              38

Item 7.  Financial Statements                                              43

Item 8.  Changes in and disagreements with
         Accountants on Accounting & Financial
         Disclosures                                                       43

Part III                                                                   44

Item 9.  Directors, Executive Officers, Promoters
         And Control Persons; Compliance with
         Section 16(a) of the Act                                          44

Item 10.  Executive Compensation                                           47

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                            49

Item 12.  Certain Relationships and Related
          Transactions                                                     50

Item 13.  Exhibits and Reports on Form 8-K                                 51

Signatures                                                                 52

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

ITEM 1: DESCRIPTION OF BUSINESS

Senior Care's Business Model
----------------------------

Senior Care is dedicated to building affordable housing for senior citizens. Currently, Senior Care has projects under development in Southern California, Las Vegas, Nevada, in Albuquerque, New Mexico and in and near Rosarito Beach, Baja California del Norte.

Senior Care also owns Noble Concepts, a manufacturer of high-quality "Craftsman Mission" furniture which is distributed throughout the United States to a variety of furniture retailers. Senior Care also utilizes Noble to furnish its models and homes.

On occasion, the company invests in, develops and manages office malls and strip malls. Senior Care's primary business is the development of for-sale and rental, independent living communities for active seniors. In the future, Senior Care may enter into the development of assisted living centers for seniors.

Information required of certain real estate companies
-----------------------------------------------------

a.  The name, date and form of the organization of the company
    ----------------------------------------------------------

Senior Care Industries, Inc. ("Senior Care" or the "Company") was organized February 26, 1968 under the laws of the State of Idaho as Golden Chest, Inc. ("Golden Chest"). During 1998 and through April 1999, the Company was inactive.

On April 2, 1999, the Company transferred its existing assets which consisted of patented mining claims to Paymaster Resources Incorporated ("Paymaster"). Paymaster had assets with a carrying value of approximately $21,000; there were no liabilities. Paymaster was a company that was controlled by the directors of Golden Chest who thereafter resigned and new directors were appointed. The purpose of this transfer was to leave Golden Chest with no assets and no liabilities. The Company then reduced the number of common shares outstanding to approximately 180,000 shares by a one (1) for 100 stock split, approved increasing the authorized common stock to 50,000,000 shares, $0.001 par value, and increasing the authorized preferred stock to 5,000,000 shares, $0.001 par value. The assets and liabilities were recorded at historical costs since the companies were under common control.

On April 30, 1999, the Company completed the purchase of various assets, and assumed related mortgage liabilities from various, then, unrelated parties. East-West Community Developer, Inc. previously acquired rights to the properties and assigned their rights to Senior Care. Management acquired undeveloped land, acquired partially-developed commercial real estate projects, and an equity interest in certain land held for development in an effort to begin or complete development, and ultimately, generate rents from leasing arrangements or sales the assets for a profit. See Note for discussion of the purchase and the net assets acquired.

On August 26, 1999, Golden Chest changed its name to Senior Care Industries, Inc. to better reflect its intended business of developing housing for senior citizens. On August 26, 1999, the Company reincorporated in Nevada.

On May 1, 2000, the Company formed Noble Concepts Fidelity, Inc. in June of 1999 and acquired all the assets and all the liabilities of Noble Concepts Furniture, Inc. ("Noble"), a manufacturer of wood furniture and cabinets in San Diego, California (Note 3). Management acquired Noble to improve its operations and generate cash flows, and to enable the Company to manufacture cabinets and improvements for its senior housing and development projects.

Senior Care wholly owns or owns a majority interest in the following subsidiaries: [unless noted below, Senior Care wholly owns these subsidiaries]

Noble Concepts Fidelity, Inc., a Nevada corporation, formed in June of 1999 and is the furniture manufacturing company which is headquartered in San Diego, California and is also registered to do business in California and is subject to its laws.

P/R Business, Inc., a Nevada corporation, formed on June 25, 1999 and is the operating manager of Pecos Russell Business Center operating in the State of Nevada and is also the owner of the Pecos Russell Business Center.

Friendly Bear Plaza, Inc., a Nevada corporation formed on July 15, 1998 owns a strip mall in Las Vegas, Nevada and manages that property in the State of Nevada.

Senior Care Flamingo Management, Inc., a Nevada corporation formed on March 1, 2002 that is the general partner of Flamingo 55 Associates, L.P., a limited partnership that will own all of the stock in Flamingo 55, Inc. which owns the real property in Las Vegas, Nevada where the partnership will develop a total of 55 town homes for seniors.

Senior Care San Jacinto Management, Inc., a Nevada corporation formed on March 1, 2002 that is the general partner of San Jacinto Partners, L.P., a limited partnership that will own all of the stock in S.R.I. SFR, Inc., a Nevada corporation formed in January, 2001 that owns the real property where The Cottages at San Jacinto will be built near Palm Springs, California.

Mantis Investments, Inc., a Nevada corporation, which owns 750 acres of raw land and a 46 pad mobile home park in Oasis, Nevada.

Signature Properties, Inc., a New Mexico corporation formed on November 9, 1995 that owns the property in the State of New Mexico where a total of 56 apartment units will be built for seniors in Albuquerque, New Mexico.

Evergreen Manor II, LLC, a Delaware limited liability company formed in September of 1998 is the owner and developer of the Evergreen Manor II condominium project in Los Angeles, California which is currently in its sales mode. Senior Care has a majority interest in this limited liability company.

Senior Care International, S.A. de C.V., a United States of Mexico corporation doing business in the State of Baja California del Norte that was formed in May, 2001. This corporation is the owner and will be the developer of various properties which it purchased from various Mexican subsidiaries of Tri-National Development Corporation, all located in and around the Rosarito Beach area South of San Diego, California.

Senior Care owns less than a majority interest in Delran Associates, LLC, a New Jersey Limited Liability Company that was formed in 1995. Senior Care owns a 45% membership interest in this limited liability company, is not involved in any way in the management of the company and is merely a passive investor. The activities of this company are not consolidated into Senior Care's financial statements and the membership interest is reported solely as an investment in a membership interest as such.

b.  The date when these entities will cease to exist
----------------------------------------------------

Senior Care as well as all of the other corporations discussed above have perpetual existence except for Evergreen Manor II which is a limited liability company whose existence will terminate once the condominiums have all been sold.

c. The date of annual meetings of stockholders of the registrant
-----------------------------------------------------------------

Senior Care is required by its bylaws to hold annual meetings in March of each year. However, a majority of shareholders may, in lieu of an annual meeting, consent to the actions which would ordinarily be taken at such a meeting, thus making the holding of an annual meeting unnecessary.

d. The names of all promoters who reorganized Golden Chest
----------------------------------------------------------

The original promoters who organized the transition from Golden Chest into Senior Care were as follows:

Thomas Reichman who became president of Senior Care following the transition. He left the company to become an officer of Rubber Technology, Inc. in early 2000.

Stephen Reeder who became president of Senior Care following the resignation of Thomas Reichman in early 2000. Mr. Reeder resigned as president in May, 2001 but continues as a consultant to Senior Care and is president of Senior Care International, S.A. de C.V.

Al Harvey who became a director of Senior Care following the transition. He resigned from the board of directors in late 2000 for personal reasons.

Martin Richelli and Ken Schultz was both officers of Senior Care following the transition, both leaving the company in late 2000 for personal reasons.

Richard Hart was a director of Senior Care following the transition and was not re-elected to the Board of Directors at the annual meeting of March 12, 2001.

Bob Coberly and Scott Brake who were also officers and directors of Senior Care following the transition continue to be officers and directors.

15,000 shares of Senior Care common stock was issued to the promoters listed above by authorization of the Board of Directors on October 4, 1999, each of the promoters being issued 1,667 shares except Thomas Reichman and Steven Reeder who each received 3,334 shares. These share amounts were reduced from 450,000 to a total of only 15,000 as a result of the reverse split which became effective on March 15, 2001. All of the shares were originally restricted under Rule 144 but that restriction would no longer prevent the sale of any of these shares.

The policies of Senior Care regarding certain activities
--------------------------------------------------------

The Board of Directors of Senior Care without the approval of the stockholders may issue senior securities, borrow money, make loans to other persons, invest in securities of other issuers for the purpose of exercising control, engage in the purchase and sale of investments, offer securities in exchange for property, repurchase or otherwise reacquire its shares or other securities.

This means, among other things, that generally the board will make acquisitions of property which they deem in the best interest of the company, mainly for development purposes, without stockholder approval and will pay for those properties by issuing securities, either common or preferred stock, or both, cash and/or a combination of cash and promissory notes and may give a deed of trust securing the property as collateral for a loan to buy it.

Likewise, the board may enter into joint ventures and partnerships with others to acquire property using stock or a combination of stock and debt, all without stockholder approval. The board may also sell entire projects, either the entire project after being enhanced by entitlements before construction actually occurs or may sell individual homes or condominiums to retail buyers after the development is complete.

Senior Care has no intention of underwriting securities of other issuers.

The company will make an annual report to its stockholders by filing an annual report with the Securities & Exchange Commission, a copy of which will be mailed to all stockholders with annual proxy materials. The annual report will contain certified statements by an independent public accountant.

The investment policies of Senior Care
--------------------------------------

Geographic area of specialization
---------------------------------

Senior Care intends to acquire real estate or interests in real estate, usually for development and resale. The geographic area in which Senior Care intends to specialize is the Southwestern United States including Southern California, Southern Nevada, Arizona and New Mexico as well as in Northern Baja California in the State of Baja California del Norte. However, Senior Care may elect to invest in properties outside of this general area.

Types of real estate to be acquired
-----------------------------------

Senior Care intends to generally acquire undeveloped acreage which it then intends to develop into homes, town homes and/or condominiums for resale to seniors.

The company will also acquire sites for development of shopping centers, strip malls and office complexes to a lesser extent that are ancillary to senior projects. It has also acquired such sites that have been partially developed and where Senior Care will be required to complete that development.

The method of financing real estate projects
--------------------------------------------

Generally, the purchase of undeveloped acreage is purchased with stock, either common or preferred, and/or a combination of stock with cash and/or a promissory note secured by a deed of trust on the property being purchased. Also, the purchase may be made following the formation of a limited partnership where the limited partnership shares are sold to raise necessary capital to purchase the property. The development of the acreage including utilities, streets and other amenities as well as the construction of homes is generally financed by a construction loan obtained either from a bank or lending institution. Again, in certain instances, a subsidiary of Senior Care will become the general partner of a estate syndication where limited partners invest money to purchase and/ or develop the property. As of December 31, 2001, Senior Care had not yet undertaken any limited partnerships of this type.

There are no limitations on the number or amount of mortgages which may be placed on any one piece of real property as a matter of policy. However, the number or amount of mortgages may be limited by the value of the property when compared to the willingness of a lender to accept that property as security.

It is primarily the business of Senior Care to acquire these assets with a view toward the income which will be derived from the development of them. In certain instances the company has retained property for rental income. However, the general policy is to develop acreage into homes, condominiums and town homes which are to be sold following construction to retail buyers who are seniors to generate income for the company.

The company has no specific policy as to the amount or percentage of assets which will be invested in any specific property.

Investments in real estate mortgages
------------------------------------

The company does not invest in real estate mortgages and it is not intended that it will make any such investments.

Securities of or interests in persons engaged in real estate activities
----------------------------------------------------------------------

The company presently has one investment in a real estate limited liability company, Delran Associates, LLC, which owns a real estate development project in the State of New Jersey. Senior Care owns a 45% membership interest in that limited liability company.

Senior Care may make investments in the future in joint ventures, stock investments and partnerships where Senior Care is the majority interest holder or where the company is the general partner. It already owns a stock interest in various corporations where Senior Care is the sole shareholder as described above. It is the policy of the company to purchase properties for development in a subsidiary corporation in order to limit liability and to render separate and individual accounting for each individual project being undertaken by Senior Care.

Generally, the investments will be in undeveloped acreage where the subsidiary company is expected to develop that acreage into an income producing subsidiary for Senior Care. The income flow may be either from the sale of housing inventory or from rental income as with the development of the strip mall and office mall in Las Vegas, Nevada.

Investments in other securities
-------------------------------

Other than as noted above, Senior Care does not intend to invest in securities listed on a national securities exchange unless, in individual circumstances, it should attempt a takeover of a real estate based company as part of the company growth strategy or in the event we should sell a project or development which has been unfinished for stock in another entity. Normally, the company only invests in common stock in a subsidiary that Senior Care has specifically formed itself to make an acquisition or where it purchases all of the stock in a private corporation which already owns a specific acquisition target.

Description of real estate
--------------------------

On April 30, 1999 Senior Care completed the purchase of the assets and liabilities of East-West Community Developer for a note payable of $700,000 to East West, assumed liabilities on the properties being purchased and issued stock to the sellers of the properties. The stock was not issued to East West Community Developer but was rather issued directly to the persons and entities from whom East West had obtained agreements to sell the property. The purchase of the East West assets was completed on April 30, 1999.

After these acquisitions were complete, Senior Care owned interests in companies that owned real estate and has since 1999 purchased additional real estate, each real estate project being discussed in detail below.

1. Delran Associates, LLC: Senior Care purchased a 45% membership interest in a limited liability company which owns a development project in Delran, New Jersey for $3,234,000 in common stock in April of 1999. Delran owns a real estate development which originally included land for residential and commercial development. The development project was originally divided into three phases, phase 1 and 2 were residential developments and phase 3 is land set aside for a shopping center development. Prior to the purchase of this membership interest by Senior Care, Delran had already developed and had sold out phase 1. Shortly after the purchase by Senior Care in late 1999, Delran completed and sold out phase 2. According to information received from the managing member of Delran, there presently remains approximately $2,000,000 from the sale of phase 2 which has not been distributed to members. Delran has a firm contract to sell phase 3 in its current state without actually building the shopping center for a sale price of $5,000,000. It is anticipated that when the development property has all been sold that the members will realize a return on their investment. Senior Care is involved in litigation regarding its membership interest in Delran and readers are advised to review the litigation section of this annual report to get full details regarding that litigation.

Management believes that upon conclusion of the litigation, its membership interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000, as restated, using the low end of the range of liquidation estimate or $2,000,000. Management believes the current carrying value of $2,000,000 at December 31, 2001 will be recovered since Delran will have sufficient assets upon final liquidation of the properties.

2. Evergreen Manor II, LLC: This 47 unit senior condominium project located in Monterey Park, California near Los Angeles was under construction when Senior Care became the managing member and sole limited partner of the limited liability company in April, 1999. The acquisition price of the property was $2,800,000 in April of 1999. Senior Care assumed the construction loan on the property which at that time was approximately $1,655,000 and was fully due and payable at the end of February, 2002. The balance was paid in stock in Senior Care valued at $1,145,000. Costs incurred to compete the construction totaled approximately $4,026,000, including interest. The loan balance increased as construction was completed until December 31, 2000 when the loan balance reached $4,830,817. As of December 31, 2001, a total of 24 units had been sold and the loan balance had been reduced as those sales closed leaving a balance due as of December 31, 2001 of $2,005,778. The interest rate on this loan is prime plus 1.25%, the actual rate as of December 31, 2001 being 6.25% per annum. The monthly interest accrual for the month ended December 31, 2001 was $10,614. The construction loan will be paid in full under the release provisions of the loan once a total of 40 units have been sold. After reducing the carrying value to account for units which had already been sold as of December 31, 2001, the carrying value of the property at that date totaled $2,725,000.

3. Signature Properties, Inc.: This corporation owns acreage which is approved for the construction of a 57 unit Senior Apartment Project in Albuquerque, New Mexico. The acquisition value was $560,000 when the property was acquired in August of 1999. Currently there is a single loan against this property with a balance due of approximately $127,000. When Senior Care purchased the stock in Signature Properties, it agreed to assume a loan in the amount of $2,297,050. No other consideration was paid. That loan was paid by the issuance of 2,871,812 shares of common stock on December 31, 2001. The remaining loan of $127,500 owed to the original seller of the property who sold it to Signature on August 28, 1997 carries an interest rate of 8% per annum and monthly installment payments of $936. The property is zoned for construction of a 57 unit apartment complex for active seniors.

The property was appraised by John F. Howden, MAI who concluded that it had a present fair market value in June of 2000 of $3,100,000. More recently, Senior Care obtained a market study and expense analysis from Integra Realty Resources, DFW, done by Charles A. Bissett, MAI, CRE on September 28, 2001 to determine the rent that the company could charge for the apartments which it is building and the estimated annual expenses of operation in the City of Albuquerque. A regional economic study was performed which included population and demographic trends, household growth, income levels, employment, projected job growth, unemployment and governmental factors relevant to construction in this area. Additionally, a market area description and analysis was performed which took into consideration such things as social forces, household size, median age, income levels and growth rates, the single family housing market, environmental forces, street improvements and overall accessability. The site was studied and analyzed as well as were legal constraints and tax impact. An apartment market analysis was made which included such things as existing supply, most recent apartment completions, forecasts for apartment needs and occupancy trends as well as local rental rates. The study concluded that the West valley area will continue to grow leading to a continued demand for housing since the market is presently under supplied with gross occupancy of 100%. The study concluded that the market is capable of absorbing up to 100 units over the next 12 months and easily capable of absorbing the West Valley Apartment complex in the near term. Costs incurred through December 31, 2001 amounted to $128,000. The carrying value of the property was $2,248,000 at December 31, 2001. The analysis concluded that the company would realize an average rental rate of $713 per unit or $.79 per square foot of rentable space resulting in an annual income of $502,400, annual expenses including management, administration, insurance and taxes of $(172,366) resulting in net operating income before debt service of $299,890 allowing for a 5% vacancy factor.

Senior Care will be required to obtain a loan to build out the apartment structure in the amount of $3,348,282. This will be a fully amortized loan for 40 years with payments of principal and interest of $19,226 per month resulting in annual payments of $230,712 resulting in a net cash flow of $69,178. Presently, Senior Care does not have a loan commitment for this loan.

4. Friendly Bear Plaza, Inc.: This is a 25,000 square foot strip mall located in Las Vegas, Nevada with 21,200 square feet of rentable space. The property was acquired in a transaction by which Senior Care assumed debt of $2,140,000 and paid stock valued at $1,061,000 in April of 1999. Title to the property is held by Friendly Bear Plaza, Inc. The Company incurred $340,000 in tenant improvements since acquiring the property in 1999. The carrying value of the property at December 31, 2001 totaled $3,540,000. The property is held for income and there are no current plans to make any substantial improvements to it. Tenant improvements were completed during 2001. For information regarding current loans on this property, please consult the notes to the financial statements set forth in Exhibit 13.

The plaza was reappraised by Gary H. Kent, MAI who concluded that the "as is" market value was $3,800,000 as of January 10, 2002.

As of December 31, 2001, the company had the following triple net store leases which realized the income set forth below assuming an 11% vacancy factor which is historically the vacancy factor which the company has experienced:

Tenant                     Rent        Unit       Monthly         Begin          End
Name                       Per sq. ft  sq. ft.    Rent amt.       Lease          Lease
--------------------------------------------------------------------------------------
Oh's Market                $1.44       3,600      $  5,184        Apr. 1998      Apr. 2013
Clip Joint                  1.25       1,200         1,500        Mar. 1998      Mar. 2003
J.K. Jordan CPA             1.44       1,100         1,584        Jun. 1998      May  2003
EW Development              1.45       1,100         1,595        Jun. 2001      May  2004
Hot Tropic Tan              1.40       1,200         1,680        Jul. 1998      Jun. 2004
Tacos Los Toritos           1.44       2,400         3,456        Sept.1998      Aug. 2008
Nguyen Manicure             1.55       1,200         1,860        Jun. 1998      May  2003
Frios Agua                  1.44       1,200         1,728        Feb. 1999      Feb. 2002
Red Hot Video               1.45       1,200         1,740        Feb. 2002      Jan. 2007
Jekamel's Bake Shop         1.40       1,100         1,540        Mar. 2000      Feb. 2003
Chiropractor                1.44       1,100         1,584        Jan. 1998      Feb. 2003
Meat Market                 1.44       2,400         3,456        Jun. 1998      May  2004
Casa de Cambio              1.60       1,200         1,920        Jan. 1999      Dec. 2002
Dentist                     1.45       1,200         1,740        Pending
                           ---------------------------------------------------------------
Average rent per sq. ft.:  $1.44
Total sq. feet:                       21,200
Total Monthly Rental:                             $ 30,567
Less: Triple Net Charges                            (5,088)
                                                  --------
Net Rental Income per month                         25,479
Less: 11% Vacancy Factor                             2,803
                                                  --------
Anticipated Monthly Income as Adjusted:           $ 22,676 annualized x 12 = $272,112

Since the construction on this property was completed in 1998 and leasing commenced, the vacancy factor has been steady at approximately 11%.

This property is a commercial rental property and as such, it is depreciated on a straight line basis using a useful life of 39 years on the building and a useful life on the components in accordance with General Accepted Accounting Principles [GAAP] on each non building component such as air conditioning systems and other equipment.

5. Pecos Russell Business Center, LLC and P/R Business, Inc.: Senior Care purchased this property in April of 1999 by assuming an existing construction loan of $2,120,000 and stock valued at $1,080,000. When Senior Care purchased Pecos Russell Business Center it was under construction. The plan was to build a 24,000 square foot office mall consisting of three buildings. P/R Business, Inc. in whom title to the property is deeded manages the property and is responsible for leasing. The resident manager of the project is Stephen Reeder, former President of Senior Care. As of June 30, 2001, all construction was been completed. As of December 31, 2001, 90% of the units in the complex had been leased on average 12 months leases. The property is valued on the books of the company at $5,885,000 which is based upon the original appraisal of the value of the property when purchased plus the amount of any monies expended since purchase for improvements and interest on the loan which have been capitalized. There are construction loans on each of the three properties. For details on these loans, consult the financial statement notes in Exhibit 13.

The property was reappraised by Gary H. Kent, MAI who determined that it had an "as is" fair market value as of January 3, 2002 of $6,820,000 for real estate and colocation equipment in leased fee. As a result, the property is believed to have a present fair market value as of January 3, 2002 that is $935,000 greater than the value carried on the books of Senior Care.

The income and expense forecasts for this property for year commencing January 1, 2002 through December 31, 2002 are as follows allowing for a 5% vacancy factor which the company believes is the standard in the Las Vegas area for office space of a nature similar to the space leased by the company in this project:

Gross Income
7,953 sq. ft. @ $1.75 per foot plus $.15 for
fiber internet lease modification x 12 months           $   181,328
7,953 sq. ft. @ $1.90 per foot plus $.15 for
fiber internet lease modification x 12 months               181,328
single lease @ $16,703 per month x 12 months                200,760
plus Cam charge income                                       34,504
plus telephone income                                        16,730
plus additional fiber internet income                        16,992
                                                        -----------
Total forecast income:                                  $   631,642
Less: 5% vacancy factor                                     (26,582)
                                                        -----------
Adjusted gross forecast annual income:                  $   604,960
Less Operating Expenses:                                   (103,123)
                                                        -----------
Net forecast income before debt service:                $   501,837

This entire property is leased to professionals using the executive suite method by which a central receptionist and telephone system is available to tenants who rent a single room as an office and enjoy community facilities for telephone answering, copying, conference facilities and other amenities. However, some tenants have rented multiple suites and some have lease obligations which are both one year and two year leases. Because construction of this property was only recently completed, there is no historical basis for a determination of vacancy factor other than comparison to other office space of a similar nature in the general area. Using that comparison, the company has concluded that a vacancy factor of 5% is usual and normal for such offices in the current market. Of course, the market could change and the vacancy factor could increase since these tenants are not on long term leases and rent generally on a month to month basis.

6. The Cottages at San Jacinto: In July 2001, Senior Care acquired, through a newly formed corporation S.R.I. SFR, Inc., a fully entitled, undeveloped 223-residential lot, senior restricted housing development. Senior Care paid $3,129,000 in the form of $1,200,000 in cash, an unsecured note totaling $525,000 and 1,300,000 shares of common stock valued at $1,404,000. Then, in March, 2002, all of the stock in S.R.I SFR, Inc. was transferred to San Jacinto Partners, L.P., a real estate limited partnership. The general partner is Senior Care San Jacinto Management, Inc., a Nevada corporation formed to become the general partner of the real estate limited partnership. The limited partnership shares will be sold to pay off existing loans and to return to Senior Care the monies which it initially invested in the project for entitlements, architectural and engineering. Senior Care incurred $159,000 for these expenditures. The carrying value of the property at December 31, 2001 totaled $3,159,000.

The project envisions a five phase development and a clubhouse. The partnership plans to immediately undertake the construction of the first two phases. Each phase calls for the construction of 43 homes.

The price per home and anticipated cost of construction were determined based upon the complete appraisal which was done by Morgan Appraisal & Consulting, Real Estate Appraisers & Consultants by Greg Limbach, MAI which was completed on February 8, 2002. The value opinions expressed were based upon "assumed finished" market value of the subject property, prospective individual and prospective aggregate retail values for the "assumed finished" townhome project, analysis and determination of costs of construction taking into consideration land costs and other costs incurred to make the land suitable for development coming to an amount for "assumed finished" gross sales proceeds. Three approaches were used to make these value determinations, the cost approach to value, the income capitalization approach and the sales comparison approach. The opinions of market value expressed above for purposes of these forecasts utilized the sales comparison approach which involved the direct comparison of recent sales of similar land parcels located in the general area of the subject property. For purposes of determining the cost of goods sold for these forecasts, the cost approach was utilized. The cost approach involves the estimation of the cost incurred and anticipated profit in development of the finished homes which is typically added to the land value opinion to obtain a total value indication. No depreciation is estimated since this is a proposed project.

Total costs for the each phase two phases of 43 homes each is estimated to be $5,651,172. Senior Care has invested already in this project land acquisition, architectural, design and entitlements totaling $714,890 which is allocated to each 43 home phase resulting in a cash requirement of $4,938,282 for construction which includes all costs and overhead. The estimates of the income from the sale of the first phase of homes should come in the first year of development and will be as follows:

4    1,280 square foot homes at $137,000 =   $   548,000
13   1,408 square foot homes at $143,500 =   $ 1,865,500
17   1,448 square foot homes at $145,000 =   $ 2,465,000
9    1,601 square foot homes at $147,000 =   $ 1,323,000
                                             -----------
Total proposed sales =                       $ 6,195,000
Less: Loan repayment =                        (4,938,282)
                                             -----------
Net cash available after loan repayment =    $ 1,256,718

It is estimated that loan repayments will commence approximately nine months after initial draw downs on the loan with initial home sales. Interest is assumed to be at the rate of 8.5% per annum on the declining balance due and that the loan for the first phase will be entirely repaid in one year with partial payments commencing in the ninth month.

The appraisal by Morgan Appraisal & Consulting, John A. Morgan, OREA, concluded that as of January 29, 2002, the "as is" value of the 223 lots was $4,020,000 and that the finished lot value would be $8,920,000 when all site improvements have been completed such as streets, sidewalks, water access, utility access, hydrants and the like. He further concluded that once phase 1 and 2 had been built out, the retail value of the completed homes and remaining 137 unfinished lots would be $15,725,000 assuming the common area amenities had been completed by that time. As a result the property is believed to have a present fair market value as of January 29, 2002 that is $1,020,000 greater than the carrying value of Senior Care.

7. Flamingo 55: We will begin construction on the Flamingo 55 project located in the City of Las Vegas, Nevada at the intersection of Flamingo Blvd. and Freeway
95. The land was purchased by Flamingo 55, Inc. on May 3, 2001 and remains titled to that corporation. The stock in the corporation was assigned to Flamingo 55 Associates, L.P. by Senior Care on March 1, 2002 which is a limited partnership where Senior Care Flamingo Management, Inc. is the general partner. The property was purchased for $675,000 in cash, a note to the seller in the amount of $53,000 and 265,000 shares of common stock with a value of $257,580 on the date of closing. When the property was purchased, the subdivision plot map had been recorded and construction permits have now been issued. The partnership needs to obtain construction financing and can then commence construction.

The price per town-home and anticipated cost of construction were determined based upon the complete appraisal which was done by Gary R. Kent, Inc., Real Estate Appraisers & Consultants by Gary R. Kent, MAI which was completed on October 10, 2001. The value opinions expressed were based upon "assumed finished" market value of the subject property, prospective individual and prospective aggregate retail values for the "assumed finished" townhome project, analysis and determination of costs of construction taking into consideration land costs and other costs incurred to make the land suitable for development coming to an amount for "assumed finished" gross sales proceeds. Three approaches were used to make these value determinations, the cost approach to value, the income capitalization approach and the sales comparison approach. The opinions of market value expressed above for purposes of these forecasts utilized the sales comparison approach which involved the direct comparison of recent sales of similar land parcels located in the general area of the subject property. For purposes of determining the cost of goods sold for these forecasts, the cost approach was utilized relying upon the Marshall Valuation Cost Book which is used in the Las Vegas/Henderson Valley for this purpose. The cost approach involves the estimation of the cost incurred and anticipated profit in development of the finished townhomes which is typically added to the land value opinion to obtain a total value indication. No depreciation is estimated since this is a proposed project. The entire project will be built in one phase. The company is seeking a loan of $6,400,000 loan with interest at the rate of 10% per annum on the declining balance due. This loan will be repaid from the sale of homes in release amounts as escrows close. The following cash flow is anticipated from home sales with a construction cost including the cost of land and all site improvements which is estimated at $6,774,397:

27 proposed town-homes at $135,500 =   $ 4,660,000
28 proposed town-homes at $140,000 =   $ 3,920,000
                                       -----------
Total proposed sales =                 $ 7,580,000
Loan repayment =                        (6,400,000)
Estimated interest paid =                 (480,000)
                                       -----------
Cash available after loan repayment = $    700,000

The property was appraised by Gary H. Kent, MAI as of October 10, 2001, who concluded that the property had an "as is" market value of $1,155,000. As a result, the property is believed to have a present fair market value as of October 10, 2001 that is $105,000 greater than the value carried on the books of Senior Care.

8. Plaza Rosarito: Senior Care International, S.A. de C.V., a Mexican corporation, entered into a contract for deed to purchase 15 acres of undeveloped ocean front land from Tri-National Holdings, S.A. de C.V.
for $13,000,000 and 9 acres of land where a partially completed shopping center is located for $20,200,000. The payment was made by the issuance of 500,000 shares of Series F Preferred stock in Senior Care.

The stock in Tri-National Holdings is owned by Tri-National Development. Capital Trust, Inc. holds a lien against the property in the amount of $8,000,000 plus accrued interest which has not been paid of approximately $9,200,000 as of December 31, 2001. Under the terms of the contract for deed, Senior Care is obligated to pay the lien of Capital Trust with this payment acting as a reduction in the number of Series F preferred shares outstanding upon payment of the lien.

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

500,000 shares           135,000 shares                    365,000 shares to be
Series F preferred       Redeemed by Capital Trust         Redeemed, 20% after
                         Payment                           4/30/2003 and 20%
                                                           Each year thereafter

Thus, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:

24 months: $ 4,800,000 or issue 1,460,000 shares of common stock 36 months: 4,800,000 or issue 1,460,000 shares of common stock 48 months: 4,800,000 or issue 1,460,000 shares of common stock 60 months: 4,800,000 or issue 1,460,000 shares of common stock 72 months: 4,800,000 or issue 1,460,000 shares of common stock
              -----------        -----------
Total:        $24,000,000 or       7,300,000 shares of common stock

An appraisal of the property was conducted by Cushman & Wakefield, David R. Maslow, MAI on April 6, 2001 which concluded that the fair market value of the Plaza Rosarito Shopping Center in its unfinished condition as of the date of the appraisal was $12,500,000, that the value would increase immediately upon completion of the center to $18,600,000 and once occupied by tenants would have a stabilized value of $20,200,000.

The same appraisal valued the beachfront unimproved acreage at $13,000,000.

The company has estimated that the Plaza Rosarito Shopping Center would require the expenditure of approximately $3,000,000 to complete the center, put it into shape for occupancy by tenants and leave sufficient funds for expenses of the project during the leasing period. The appraisers concluded that though the center is centrally located in Roasrito's commercial district, with 3,368 linear feet of exposure on Boulevard Benito Juarez, the layout is presently ill conceived based upon current shopping center principles and parking is inadequate. These factors have caused management to consider rehabilitating or demolishing a portion of the center to make specific design changes which would increase its value and rental income potential. Using this alternative approach, there would be approximately 100,000 square feet of rentable space with a ratio of four parking spaces for each 1,000 square feet of shopping space. The appraiser concluded that the parking under that scenario would be adequate.

Anticipated income and expense for the center following completion are as follows:

Annual gross income from rents                  $   2,703,000
Less: Vacancy Factor of 7.5%                         (202,725)
                                                --------------
Adjusted gross income:                          $   2,500,275
Less: Expenses:                                      (280,500)
                                                --------------
Net operating income before debt service:       $   2,219,775
                                                ==============

The company believes that it will be able to borrow $3,500,000 to finance the completion of the shopping center through an institutional loan or by a private placement real estate partnership joint venture. It presently has a commitment for these funds from a private lending source. Once the shopping center is stabilized by renting the units, permanent financing will be obtained. Based upon information which the company has obtained from potential lenders in the United States who make loans on properties in Mexico, we have concluded that we should be able to borrow a total of $15,150,000 once the center has been completed and is stabilized, meaning that at least 90% of the units have been leased. The money obtained from this loan would be used for the following:

Loan proceeds:                                  $  15,150,000
Repayment to Capital Trust:                     $  (9,200,000)
Repayment of improvement loan                      (3,500,000)
Repayment of interest on improvement loan            (350,000)
                                                -------------
Total repayments:                               $ (13,050,000)
                                                -------------
Cash available after loan repayment:                2,100,000

Debt service on a loan of $15,150,000 with to be amortized over a period of 20 years with interest at an anticipated interest of 10% per annum will result in monthly payments of principal and interest of $146,258. This results in annual payments on the loan of $1,752,000 and with net operating income before debt service of $2,219,775, this will result in net spendable income after debt service of $467,775 per annum.

Tri-National Development Corporation, the American parent of Tri-National Holdings, S.A. de C.V., filed for protection under Chapter 11 of the Bankruptcy Code [11 U.S.C. Section 101, et seq.] on October 23, 2001. Readers are advised to review the litigation section of this report to obtain complete information on the bankruptcy of Tri-National and actions being taken by Senior Care in that proceeding.

9. 650 acres on the Hills of Bajamar: Senior Care International entered into a contract with Planificacion Desarolles de Jatay, S.A. de C.V., to purchase a total of 650 acres of unimproved acreage in the Municipality of Ensenada on the Pacific Ocean side of Baja California del Norte, roughly 50 miles from San Diego, California. Planificacion is a wholly owned subsidiary of Tri-National Development Corporation, the company that is currently in bankruptcy in San Diego as discussed above.

A total of 247 acres of the land purchased by Senior Care International is held as collateral by New England International Surety Co. as a guarantee in the event that Tri-National Development failed to pay nine-month notes. The guarantee was to the extent only of $2,000,000.

Tri-National has not paid its note holders and is presently in Chapter 11 proceedings in the United States Bankruptcy Court in the Southern District of California in San Diego, Case No. 01-10964-JH. Even though Tri-National is in default, New England has not paid any of the note holders which could result in the guarantee being called. According to the bankruptcy schedules filed by Tri-National, it owed a total of approximately $11,262,401 to note holders when it filed on October 23, 2001 not including accrued interest.

Senior Care has agreed to pay the note holders from the proceeds of the development and sale of the land. This payment is to be made from a 2% gross profit reservation on the sale of lots.

Any amounts which Senior Care pays to note holders will be deducted from the amount owed upon conversion or redemption of the Series F preferred stock which was paid to Planification for purchase of the property. Thus, upon the issuance of the Series I preferred to note holders, the following will occur:

Purchase Price           Reduction by Payment              Balance to be
                         To Note Holders                   Converted
--------------------------------------------------------------------------------
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

Thus, after the note holders are paid, the amount Senior Care must redeem the preferred stock or issue common stock as follows:

24 months:    $  717,504 or issue 912,000 shares of common stock
36 months:       717,504 or issue 912,000 shares of common stock
48 months:       717,504 or issue 912,000 shares of common stock
60 months:       717,504 or issue 912,000 shares of common stock
72 months:       717,503 or issue 912,000 shares of common stock
              ----------         --------
Total:        $3,587,519 or     4,560,000 shares of common stock

Solomon International Appraisal Service, Inc., Edward Solomon, AITA, NAIFA, ASA, conducted an appraisal of the 650 acres which were purchased by Senior Care International. This appraisal was conducted on March 6, 2002 and was an update of an appraisal done by Cushman & Wakefield, David R. Maslow, MAI, on April 9, 2001. The Solomon appraisal update concluded that the present fair market value of 650 acres was $15,166,500 or $23,333 per acre. This valuation, based upon the Cushman & Wakefield appraisal concluded these values based upon an analysis of supply and demand characteristics for single family lots in planned communities in the Tijuana-Ensenada corridor of Baja California using the sellout analysis assuming low end pricing for a project separated from the coastline by large hills. The Cushman & Wakefield appraisal also stated that the parcel assumed other investment and development within the total of 2,500 acres which are owned by others.

Senior Care has done no development studies regarding the costs which would be incurred for the development of this land and it is not intended that the land will be developed by Senior Care within the next year.

10. Plazas Resort condominium timeshares: Senior Care International entered into a contract for deed for approximately 16 acres of ocean front land within the Bajamar resort area with plans for 328 timeshare units from Inmobilaria Plaza Baja California, S.A. de C.V. As with the Hills of Bajamar purchase, all of the stock in the seller, Inmobilaria, is owned by Tri-National Development which is presently in bankruptcy in San Diego.

Senior Care agreed to assume the outstanding mortgage on this property of $9,079,055 which is owed to the finance arm of the original developer of the entire Hills of Bajamar Golf & Country Club and surrounding land, Desarrollos Urbanos Baja California, S.A. [DUBSCA]. The original developer was Grupo Situr, S.A. who at one time was purported to be one of the largest vacation property developers in Mexico according to information received from local banks in the area. During the mid 1990's Grupo Situr fell into insolvency. Currently, DUBSCA is controlled by Banco Ixe and the survivor of Grupo Situr. The mortgage is recorded against the property and is payable as a lien without interest upon completion of the development of the property.

Senior Care issued a total of 150,000 shares of Series F convertible preferred stock to Inmobilaria. Senior Care International has the right to redeem the stock for cash on the conversion dates or may allow common stock to issue on a conversion rate of 20 shares of common for each share of preferred. The conversion is spread over a period of six years.

Thus, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:

24 months: $ 1,400,000 or issue 600,000 shares of common stock 36 months: 1,400,000 or issue 600,000 shares of common stock 48 months: 1,400,000 or issue 600,000 shares of common stock 60 months: 1,400,000 or issue 600,000 shares of common stock 72 months: 1,400,000 or issue 600,000 shares of common stock
              -----------        ---------
Total:        $ 7,000,000 or     3,000,000 shares of common stock

An appraisal of this property was made by Solomon International Appraisal Service, Inc., Edward Solomon, AITA, NAIFA, ASA, on March 6, 2002 who concluded that the present fair market value as of the date of the appraisal was $16,000,000. This valuation, based upon an analysis of supply and demand characteristics for single family condominiums in the Tijuana-Ensenada corridor of Baja California using the sellout analysis assuming economy pricing for ocean front property to Americans and other foreign retirees.

11. Portal Del Mar condominiums: Senior Care International entered into a contract for deed to purchase a 2/3rds undivided interest in a 6 acre development containing a partially completed condominium project which when completed will contain 123 2 and 3 bedroom condominium units overlooking the Pacific Ocean just South of Rosarito Beach in Baja California. Senior Care paid 50,000 shares of Series F Convertible Preferred on a value of $6,000,000. The owner of this property is Tri-National Portal which is 1/3rd owned by Tri-National Development which is in bankruptcy. The other shareholders in that corporation are Bersain Guiterrez who owns 1/3rd of the stock and Silver Pointe Investments LLC which owns the other 1/3rd. Bersain Guiterrez is also the managing member of Silver Pointe Investments, LLC. The 1/3rd undivided owner of the property is also Bersain Gutierrez who is the manager of the property, maintains the property and acts as the manager to current residents.

An appraisal of this property was made by Solomon International Appraisal Service, Inc., Edward Solomon, AITA, NAIFA, ASA, on March 6, 2002 who concluded that the present fair market value of the company's interest as of the date of the appraisal was $6,000,000. This valuation, based upon an analysis of supply and demand characteristics for single family condominiums in the Tijuana-Ensenada corridor of Baja California using the sellout analysis assuming economy pricing for ocean front property to Americans and other foreign retirees.

The 123 ocean view condominiums are in various stages of completion, with approximately 46 completed and 11 already been sold prior to Senior Care's involvement in this transaction.

Based upon the appraisal completed by Solomon International Appraisal Service, Inc., Edward Solomon, dated March 6, 2002, the cost to complete the remaining 77 condominiums, to add a clubhouse, 3 tennis courts, 2 pools and a spa with beach access and palapas will cost approximately $7,500,000. Each condominium when completed will include an oversized terrace with ocean views. From a survey of similar condominium units which are offered for sale in the area, an average price for these units would be approximately $250,000.

Senior Care agreed to assume its proportional share of the debt on this property of approximately $600,000. The $600,000 debt is to be paid without interest to Tri-National Portal upon sale of the condominiums after completion of the project.

Additionally, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:

24 months: $ 1,200,000 or issue 200,000 shares of common stock 36 months: 1,200,000 or issue 200,000 shares of common stock 48 months: 1,200,000 or issue 200,000 shares of common stock 60 months: 1,200,000 or issue 200,000 shares of common stock 72 months: 1,200,000 or issue 200,000 shares of common stock
              -----------        ---------
Total:        $ 6,000,000 or     1,000,000 shares of common stock

12. Oasis Planned Urban Development: On December 31, 2001, Senior Care purchased through its wholly owned subsidiary, Mantis Investments, Inc., 750 acres of raw land and an existing 48 pad trailer park outside Oasis, Nevada. This land has been approved for planned urban development by the county. The purchase price was 600,000 shares of Series J preferred stock and assumption of an existing first loan of $692,000. For complete details please consult Footnote 3 of the financial statements.

Water permits allow the developer to access up to 1,600 acre feet of water which engineers inform us would support a community of 60,000 persons.

The project which will develop a total of 366.50 acres of land zoned for commercial, public and industrial uses, 388.3 acres of land for single family residential, multi family and open space uses and the 48 existing mobile home park is located on the convergence of Interstate 80 and State Route 233. Presently there are two vacant commercial buildings, a single family residence, gas station and motel on the east corner of the convergence together with the mobile home park, all on the property. The plan is to develop over the next several years 217 residential lots of 7,200 square feet, 235 lots of 10,000 square feet, 230 lots of 14,000 square feet, 35.5 acres of multi family residential, 169.9 acres of general commercial, 5.8 acres dedicated to fuel service and mini mart, 33.5 acres for a hotel & casino complex, 114.9 acres for a second hotel and casino complex, a recreational vehicle park of 22.9 acres with 6 lots per acre, a 189.7 acre golf course, 14.3 acres for public services,
17.2 acres for parks and recreation, 70.6 acres of greenway open space and 39.2 acres for a sewer treatment plant. It is estimated that the total cost of development of the entire project will be approximately $55 million, not including price inflation, to be spent for construction and development over the next ten years.

Solomon International Appraisal Service, Inc., Edward Solomon, concluded that the present fair market value of the unimproved 754.80 acres of raw land was $22,120,000 as of December 31, 2001 and that the mobile home park had a present fair market value of $585,000 as of the same date.

13. The Lakes at Waterrock: Senior Care does not yet own this property. It has acquired an option to purchase of 715 acres of raw land near Pahrump, Nevada, approximately 30 miles from Las Vegas. The project which Senior Care has dubbed The Lakes at Water Rock will, when developed, comprise 2 golf courses, 2,000 residential homes, a mixed use age restricted fully planned community including a hotel and casino.

Senior Care does not yet own title to this property and will not take title until such time as all of the property entitlements have been completed and the planned urban development map has been recorded. Senior Care paid and deposited a total of $25,000 into an escrow and paid a fee outside of escrow to the landowners of an additional $25,000 and has expended approximately $85,000 to date for engineering, architectural, appraisals and other required expenditures to complete the entitlement process.

A complete appraisal of current land value was done by Gary R. Kent, Inc., Real Estate Appraisers & Consultants by Gary R. Kent, MAI which was completed in October, 2001. Three approaches were used to make the land value determinations, the cost approach to value, the income capitalization approach and the sales comparison approach. The opinions of market value expressed above for purposes of this appraisal utilized the sales comparison approach which involved the direct comparison of recent sales of similar land parcels located in the general area of the subject property with full entitlements. Once the entitlements are complete and the PUD has been recorded, the appraiser concluded that the land will have a present value of $4,500,000. Senior Care has agreed to pay to the land owners a total of $2,000,000. Senior Care will need to obtain a land loan to make this purchase. The company believes that based upon the enhanced value of the land after the PUD is recorded, a loan of approximately 50% of land value can be obtained to purchase the property. It is anticipated that the entitlements will be completed by April, 2002, after which time, Senior Care will begin seeking a land loan. The monies deposited into the escrow will be forfeit to the landowner unless Senior Care completes the entitlement process and closes escrow no later than the end of June, 2002 unless that date is extended by the mutual agreement of the parties.

Depreciation on rental properties
---------------------------------

Rental properties are depreciated from the date they are put into service as rental properties following completion of the construction phase. The cost of buildings and improvements are depreciated over the estimated useful life from the date they are placed into service. The company utilizes the straight line method of depreciation calculated using GAAP principles which allow a 27 1/2 year useful life for residential rental property and a 39 year useful life for commercial rental property. All equipment which is actually attached to the building such as roof mounted air conditioning systems and the like have the same useful life. Only equipment not actually attached to the building is depreciated using some other useful life. At present, Senior Care owns no such equipment used in connection with its rental properties. For more detailed information regarding depreciation, the reader is directed to Note 2 [depreciation and amortization] to the footnotes to the financial statements appearing in Exhibit 13 attached to this annual report.

Realty tax rates and annual property taxes
------------------------------------------

Property taxes are assessed on the land and improvements on each of Senior Care's rental properties. On raw land, taxes are assessed on the land only. The actual tax rate varies depending upon where the property is located as such taxes are assessed by the local county where the property is situate and are noted below.

Property Description               Location          Tax Rate       Assessed Value           Tax
                                                                  Land     Improvements      2001
--------------------------------------------------------------------------------------------------
Pecos Russell Business Center  Clark County, NV     .008/
    3450 E. Russell Road                             $1,000       80,000    123,520        $ 2,544
    3440 E. Russell Road                                          80,000    326,880          5,086
    3430 E. Russell Road                                          80,000    213,840          3,673

Friendly Bear Plaza            Clark County, NV     .008/         84,000    659,625        $ 5,949
                                                     $1,000

Flamingo 55                    Clark County, NV     .008/
                                                     $1,000       Average of
                                                                $ 175 per lot x 55 lots =  $ 9,625

55lots are separately assessed based upon square footage of the lot - the average tax per lot has been used for purposes of this disclosure.

Oasis Planned Urban Development Elko County, NV     .008/$1,000                Land        $ 1,657
                                                                         Mobile Home Park  $ 1,403

Signature Properties           Bernalillo                         Not assessed as developed property
                               County, NM
  Current rate when developed: 43.8 on a formula determined as follows:
                               1/3rd of appraised value/1,000 x 43.8 = tax payable

The Cottages at San Jacinto    Riverside                                                   $ 2,300
                               County, CA          1.1% of assessed value +
                                                   Additional community bond assessments

Plaza Rosarito (1)             Ensenada, Baja      1% of declared value                    $80,000
                               California del                     $ 8,000,000 combination
                               Norte
650 Acres in Hills of                              1% of declared value                    $15,600
Bajamar (1)                                                       $ 1,560,000

Plaza Resorts Timeshares (1)                       1% of declared value
                                                                  $16,079,055 combination  $16,080

Portal del Mar (1)                                 1% of declared value
                                                                  $ 1,250,000 combination  $12,500

(1) Each of these properties are located in Baja California del Norte in Mexico. Property taxes there are determined by a complicated formula which we have not attempted to define here. Generally, the tax is based upon a declared value which approximates the value as stated at the last sale of the property and the tax is 1% of that amount per annum. This is only a general rule since there are differences for undeveloped land and developed commercial property which is not residential. Residential property is taxed at a different rate after development depending upon the type of residence and size of the underlying land parcel. There is no breakdown available for a separate land and building assessment as is the case with tax bills in the United States.

The Lakes at Waterrock            Clark County, NV  .008/         $ 49,765      $ 1,666
                                                     $1,000
Evergreen Manor II                Los Angeles
                                  County, CA       1.1% of assessed value +
                                                   Additional community bond assessments

ITEM 2: DESCRIPTION OF PROPERTY

The following charts the present property owned by Senior Care subsidiaries which were discussed in detail above. [all amounts are rounded to the nearest $1,000]


Location of property      Acquisition   Original     Cash or     Loans     Capital        Current
                          Date          Price        Stock                 Expenditures   Appraised
                                                                                          Value
                          --------------------------------------------------------------------------
                                          As of December 31, 2001
----------------------------------------------------------------------------------------------------

Delran Associates, LLC    4/30/99       3,200,000 part of bulk     -0-         60,000     Assets
30 acres raw land                                 purchase (1)                            believed
approved for 250,000                                                                      available
square foot shopping center                                                               2,000,000
Senior Care owns a 45% membership interest
in this limited liability company

Evergreen Manor II        4/30/99      2,800,000   400,000       2,635,285  4,030,000     3,285,000
47 condominiums                                    Series        4/30/99                  Sales price
22 in inventory as of                              B Preferred   4,830,817                of unsold
12/31/01 and 25 sold                               Converted to  12/31/00                 units as of
during year 2001                                   66,667        2,005,778                3/25/02
                                                   Common        12/31/01
                                                   Shares on
                                                   4/30/01

Flamingo 55                5/3/01        990,000   675,000         675,000    120,000     1,155,000
55 lots                                               Cash         & 53,000                10/10/01
                                                   265,000         5/3/01
                                                   Common
                                                   Shares
                                                   & note for
                                                   $ 53,000

Friendly Bear             4/30/99      3,200,000   part of       2,139,435    340,000     3,800,000
25,000 square foot shopping mall                   bulk          4/30/99                  As of
                                                   purchase (1)                           1/10/2002

Hills of Bajamar          5/22/01      3,600,000   300,000      11,360,000     -0-       15,166,666
650 acres undivided                     + notes      Series F     To 300                  4/9/01
raw land                                to be paid   Preferred    Noteholders (2)
                                                     Converts to
                                                   3,587,519 cash
                                                   or 4,560,000
                                                   Common shares

The Lakes at Waterrock [option only]    -0-                        -0-        124,000        -0-

Oasis Planned Urban      12/31/2001   23,070,000    600,000 Series   692,000      800    23,070,000
Development                                       J Preferred issued                       4/9/02
                                                   12/31/2001 and
                                                   assumption of
                                                   $692,000 mortgage (See also: Footnote 3 of financial
                                                                      statement)

Pecos Russell Business    4/30/99      3,500,000   part of      2,120,000   1,800,000     6,820,000
Center                                             bulk         4/30/99                  As of
24,000 square foot office mall                     purchase(1)  3,254,000                1/3/2002
                                                                        12/31/01


Location of property      Acquisition   Original     Cash or     Loans     Capital        Current
                          Date          Price        Stock                 Expenditures   Appraised
                                                                                          Value
                          --------------------------------------------------------------------------
                                          As of December 31, 2001
----------------------------------------------------------------------------------------------------

Plazas Resort             5/22/01      7,000,000    150,000      9,079,055      -0-      16,000,000
16 acres raw land                         + loan     Series F                             3/06/02
                                          Assumed    Preferred
                                                     Converts to
                                                     7,000,000 cash
                                                     or 3,000,000
                                                     Common shares

Plaza Rosarito            5/22/01     24,000,000   500,000       9,200,000     -0-       33,200,000
9 acre partially completed               + note to   Series F     To Capital Trust (2)    4/9/01
shopping center &                      be paid to    Preferred
15 acres raw land                      Capital Trust converts to
                                                     24,000,000 cash
                                                     or 7,300,000
                                                     Common shares

Portal Del Mar            5/22/01      6,000,000    50,000        600,000      -0-       6,000,000
123 unit unfinished                                  Series F                             3/06/02
condominium development                              Preferred
                                                     converts to
                                                     6,000,000 cash
                                                     or 1,000,000
                                                     Common shares

San Jacinto               5/10/01      3,000,000  2,000,000     2,000,000     159,000    4,020,000
223 lots                                              Cash         5/10/01                1/26/02
                                                   1,300,000
                                                   Common
                                                   Shares

Signature Apartment       4/30/99        560,000   part of bulk   128,000      48,000    3,100,000
Development                                        purchase (1)                            6/20/00

                                                   2,871,812
                                                   Common issued
                                                   12/31/2001 to
                                                   pay off loan

(1) On April 30, 1999, the Company completed the purchase of various assets, and assumed related mortgage liabilities from various parties. East-West Community Developer, Inc. previously acquired rights to the properties and assigned their rights to Senior Care. The Company issued 49,337 shares of common stock for net assets acquired amounting to $4,502,000, as restated, and 400,000 shares of Series B preferred stock valued at $2,245,000, as restated. The purchase price of $6,747,000, as restated, was based on the fair value of the assets received, based on independent appraisals after deducting for loans assumed. The Company common stock was listed, but not traded on a regular basis; therefore, management determined that the fair value of the assets received was more clearly determinable.

(2) These obligations are not direct obligations of Senior Care but are only obligations of Tri-National Development where Senior Care has agreed to pay the obligations from the proceeds of the development of these projects, thereby reducing the number of shares of Series F preferred stock outstanding which must be redeemed or is available for conversion.

ITEM 3: LITIGATION

Delran Litigation
-----------------

Senior Care is seeking in a court action to partition Delran Associates, LLC and distribute the assets to the members. We are seeking 45% of the assets of the limited liability company. Senior Care believes based upon information which has been gathered from counsel for the parties and from depositions that there is a fund of $2,000,000 in cash and a valid contract to sell the balance of the property owned by the limited liability company which will bring proceeds of $5,000,000 when the sale closes. Thus, Senior Care's 45% interest would have a present value of 45% of $7,000,000 or $3,150,000. However, Senior Care believes that a more realistic evaluation due to the pending litigation is $2,000,000.

In that litigation, which is in the United States Bankruptcy Court in New Jersey, Senior Care's predecessor in interest of our membership interest in Delran, Willy Farah, filed for protection under the Bankruptcy Code [11 U.S.C.
Section 101, et. seq.] and a lawsuit was filed by the trustee in that case seeking a turnover of the stock in Senior Care which the bankrupt debtor received for the sale of the Delran interest. A total of 26,667 shares of Senior Care common stock, in the name of the debtor's wife and a company which she controlled, were turned over to the trustee during 2001. The trustee also seeks to unravel the transaction between Farah and Senior Care seeking a turnover of Senior Care's membership interest in Delran because the trustee alleges the transfer took place shortly before bankruptcy was filed and within the time which a trustee may unwind the transaction. Senior Care contends that it was a bona fide purchaser for fair value and thus, not subject to the trustee's right to unwind the transaction.

Presently, depositions are being taken by all parties, settlement discussions have commenced and are on going. Trial of this action is anticipated to commence in late 2002.

This lawsuit seeks to liquidate and distribute the assets of Delran to all of the persons and entities who are properly entitled to the money coming from these assets. No one seeks any damage award against Senior Care. It is too early to establish what amount Senior Care may obtain once this litigation is concluded. Senior Care expects to expend approximately $50,000 in legal fees on this matter of which approximately $25,000 had already been expended as of December 31, 2001.

Tri-National litigation
-----------------------

On December 14, 2001, Senior Care and Senior Care International, S.A. de C.V. filed a complaint in the United States Bankruptcy Court in the Southern District of California against Tri-National Development Corp. and four of its Mexican subsidiaries which own or have a right to acquire real property in Mexico. The complaint seeks declaratory and injunctive relief. The complaint requests, among other things, that the Bankruptcy Court declare that Senior Care International has a right to complete the transfer of title in the real property and stock in Mexican subsidiaries of Tri-National in accordance with Senior Care's contracts for deed. The complaint further requests a finding that the automatic stay provided by the Bankruptcy Code does not prohibit Senior Care from taking all necessary action to protect and preserve its Mexican property.

Discovery has commenced in this lawsuit and is on-going.

On or about February 15, 2002, Tri-National filed a motion to extend the exclusivity period of the debtor for filing a plan of reorganization. Both the unsecured creditors' committee and Senior Care opposed this motion because Senior Care desires to propose its own plan of reorganization of the assets of Tri-National. The motion was granted and the time for filing a plan was extended to July 31, 2002. Senior Care filed a proof of claim as a creditor of Tri-National in the amount of $61,204,000 based upon claims arising from the contracts for deed and cash advanced to Tri- National prior to the bankruptcy filing.

The cost of this lawsuit to Senior Care for attorneys fees and costs during the next year is estimated to be approximately $50,000. Senior Care had already expended $10,000 in attorneys' fees on this matter as of December 31, 2001.

Rent USA litigation
-------------------

On July 31, 2001, Senior Care brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased rock crushing equipment to Senior Care that were being operated by Rent USA's subsidiary, Equip USA. This action entitled Senior Care Industries, Inc.
v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, and conversion against various defendants. Defaults have been entered against certain individual defendants. Discovery is on going as to those defendants who were not defaulted. Senior Care agreed to dismiss the case as against two defendant who, after investigation, Senior Care found were not involved in the Rent USA alleged frauds.

At about the same time, Citicapital, the lessor of the rock crushing equipment sued Senior Care for a deficiency which resulted following the sale of the equipment. That lawsuit has been consolidated with the action brought by Senior Care against Kaplan, et al.

Senior Care claims that any loss which it may suffer as a result of the deficiency assessed by Citicapital should be assessed against Rent USA, Equip USA and its officers, directors and the lessor, itself, Citicapital, who should assume a part of the liability due to kickbacks which were built into the lease by sales personnel of the lease company and constituted a fraud against Senior Care thus resulting in the deficiency.

Senior Care believes that it ultimately may be required to become responsible for a payment of $300,000 and therefore developed a contingency reserve in that amount and charged this amount against income during 2001.

Senior Care does not expect any special attorneys fees in relation to this litigation as it is being handled by corporate counsel in house.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Various matters which were submitted to a vote of security holders at the annual meeting of shareholders of Senior Care which was held on March 12, 2001.

Proposal to Issue Debt or Equity Securities
-------------------------------------------

The shareholders authorized the Board of Directors to issue future issuance of debt and/or equity securities (which may include shares of common stock or securities convertible into or exercisable for shares of common stock) in order to make a public or private offering of stock, increase the Company's available cash, to retire debt and to improve the Company's financial condition. Such securities would be sold or issued by the Company upon such terms and conditions as the Board of Directors may subsequently determine.

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

Proposal to Authorize Reverse Split of Common Stock, If Necessary
-----------------------------------------------------------------

Management believed that as a result of present market conditions and the recent price of Senior Care stock in the present market, it may become necessary to make a reverse split of outstanding common shares of the Company in order to increase the stock price and make the Company more competitive and its stock price more properly reflective of the Company's market strength. Management does not believe that a reverse split is necessarily required at the present time but believes that it should request an authorization from the shareholders to make a reverse split if it should become required in order to benefit the Company. For that reason, Management wishes to obtain authorization to make a reverse split of outstanding common shares from a maximum of 1 share for each 30 shares presently issued and outstanding. If the shareholders authorize this reverse split, then Management could request that the Board of Directors authorize a reverse split of any number from 2 to 30 for every share presently outstanding. The determination would be left to the discretion of the Board of Directors and would be made based upon their best judgment at the time and upon present market conditions taking into consideration the Company's future needs and requirements.

As of December 31, 2000, there were 50,000,000 shares of common stock authorized with a par value of $.001 per share and 13,399,001 shares of common stock outstanding of of that date. There were 5,000,000 authorized shares of Preferred Stock, also with a par value .001 per share, with no shares outstanding as of December 31, 2001.

Again, this measure required a majority vote of the outstanding shares or a majority of 6,833,490 shares voting for the measure were required to vote for it to pass the measure.

The results of the voting were as follows:

For               6,964,567
Against             133,481

Required to Pass  6,843,490

The measure passed and at the annual meeting of the Board of Directors which followed the shareholders' meeting, the Board voted to implement a reverse split of 1 share for each 30 shares owned of common stock to become effective on March 15, 2001.

Election of the Board of Directors for the Ensuing Year
-------------------------------------------------------

The shareholders elected the Board of Directors for the ensuing year. In each instance, the persons noted as candidates for the Board of Directors are presently either on the Board of Directors or are part of the Company's management team.

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

Actions by shareholders on January 23, 2002
-------------------------------------------

There was no meeting of shareholders for 2002. Rather, a group of shareholders representing a majority of the shares, both common and preferred, entitled to vote passed the following resolutions:

        1. to amend the Articles of Incorporation to increase the number of shares outstanding from a total of 55,000,000 to 110,000,000 with a par value of $.001; and

        2. to re-elect the following persons to the Board of Directors for the ensuing year: Mervyn A. Phelan, Sr., Craig Brown, Bob Coberly, Scott Brake, David Tanner, John Edwards.

This action was taken on January 23, 2002 by the majority of common and preferred shares entitled to vote. As of that date, there were 19,520,880 voting shares outstanding. Each share common and preferred stock was entitled to one vote. A total of 13,430,882 shares representing 68.8% of the outstanding shares of $.001 par value common and preferred stock of the company as of the Record Date, representing more than a majority of Senior Care's outstanding common and preferred stock and more than a plurality of the outstanding common and preferred stock when voting for each director, consented to the actions taken to amend the Articles of Incorporation and to reelect directors for the ensuing year.

An Information Statement was mailed to all shareholders following this action and a Form 14c was filed with the Securities & Exchange Commission with regard to these actions on February 12, 2002.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Senior Care's authorized stock consists of 110,000,000 authorized shares of stock of all classes, all classes having a par value $.001 per share, of which 24,092,793 constituted common shares outstanding as of March 25, 2002 being held by a total of approximately 1,700 persons or entities.

Senior Care common stock trades on the Over the Counter Bulletin Board [OTC:BB] under the symbol SENC.

During the last ten day period, this stock has traded at an average bid price of between $.32 to $.42 per share and an ask price of of $.42 to $.48.

What appears below is a breakdown of the average high and low bid price over the last two years for Senior Care Common stock adjusted for the 11 for 10 stock dividend and for the 1 for 30 reverse stock split:

Period                 High       Low
----------------------------------------
2nd quarter 1999       $ 30.00   $ 30.00
3rd quarter 1999         80.00     30.00
4th quarter 1999        230.00     50.00

1st quarter 2000        160.00     75.00
2nd quarter 2000        160.00    120.00
3rd quarter 2000         84.00     25.00
4th quarter 2000         38.00       .62

1st quarter 2001          3.50       .62
2nd quarter 2001          4.65      2.70
3rd quarter 2001          2.25       .40
4th quarter 2001          1.70       .65

1st quarter 2002          1.10       .32

Payment of dividends:
---------------------

Senior Care has paid no cash dividends since its stock has been traded. It did pay a stock dividend of 1 share of common stock for each 10 shares owned in early 2000. There are no restrictions either in our articles of incorporation or by-laws or any current resolution of the board of directors that would limit our ability to pay dividends on our common equity.

Prior registration of stock issues:
-----------------------------------

Senior Care has filed a series of Registration Statements to register stock issued pursuant to the 2000 Stock Option Plan provided to officers and employees of Senior Care and the 2001 Stock Option Plan provided to officers and employees of Senior Care. Also, within the last three years, Senior Care has issued stock which was registered pursuant to an S-8 Registration Statement to consultants for work done in connection with various real estate purchases by Senior Care over the last two and one half years.

Senior Care filed the following registration statements within the last three years, all of which have been withdrawn:

1. an SB-2 Registration Statement on December 27, 2000 to register stock and warrants in connection with a private placement which was subsequently withdrawn by Senior Care after a vote of the shareholders at the 2001 Annual Meeting failed to approve the issuance of shares for that purpose;

2. an S-4 Registration Statement in connection with a tender to shareholders of Tri-National Development Corporation which was withdrawn following the filing of a voluntary bankruptcy petition by Tri-National;

3. an S-4 Registration Statement in connection with a tender to shareholders of Senior Care offering to exchange common shares for Series G preferred which was withdrawn once management determined that less than 60 shareholders representing only 106,000 shares of Senior Care common stock had exercised their tender rights and, as a result, the cost to the company to continue with the tender was not justified by the interest expressed by company shareholders.

There have been no other registrations of stock within the last 3 years.

Outstanding debentures and other debt issues:
---------------------------------------------

Senior Care has no outstanding debentures or other debt offerings. The company does intend to make debt offerings in the future with respect to certain of its Baja California properties and the terms of those offerings are discussed elsewhere in this prospectus.

The following Registration Statements have been filed on Form S-8:
-----------------------------------------------------------------

A registration statement registering 107,000 common shares to consultants for work done for Senior Care was filed on April 7, 2000. An 11 for 10 stock dividend resulted in increasing the number of these shares to 108,070 in October, 2000 while the 30 to 1 reverse split on March 15, 2001 reduced the number of these outstanding shares to 3,603. No compensation was paid to Senior Care for these shares and they were issued strictly in lieu of cash compensation to the consultants who received them.

A registration statement registering 600,000 common shares to officers and directors pursuant to the 2000 Stock Option Plan was filed on October 12, 2000. An 11 for 10 stock dividend resulted in increasing the number of these shares to 660,000 in October, 2000 while the 30 to 1 reverse split on March 15, 2001 reduced the number of these outstanding shares to 20,000. Senior Care received $60,000 from the sale of the options which were issued to officers and directors under the terms of the 2000 Stock Option Plan.

A registration statement registering 700,000 shares to consultants in connection with the East-West Community Development acquisition was filed on December 8, 2000. The 30 to 1 reverse split on March 15, 2001 reduced the number of these outstanding shares to 23,334. No compensation was paid to Senior Care for these shares and they were issued strictly in lieu of cash compensation to the consultants who received them.

A registration statement registering 1,600,000 shares to officers and directors pursuant to the 2001 Stock Option Plan was filed on April 8, 2001. Senior Care has received a total of $1,600 from the sale of the options which were issued to officers and directors under the terms of the 2001 Stock Option Plan to date.

A registration statement registering 3,013,548 shares to consultants in connection with certain purchases of real property was filed on April 9, 2001. No compensation was paid to Senior Care for these shares and they were issued strictly in lieu of cash compensation to the consultants who received them.

Security ownership and principal shareholders
---------------------------------------------

As of March 12, 2001, there were 13,399,001 Common shares outstanding. On March 12, 2001, the Shareholders at their Annual Meeting authorized the Board of Directors in its discretion to allow a one time reverse split of the common shares of the Company, that reverse split not to exceed a 30 to 1 reverse split of shares. On the same day, the Board of Directors met and authorized a reverse split whereby each owner of 30 shares would receive 1 share as of March 15, 2001. This resulted in the number of common shares outstanding being reduced from 13,399,001 to 446,634 shares outstanding.

Following the reverse split, the following shares were authorized to be issued after March 15, 2001 and through March 25, 2002:

1. To various present and former officers and directors under the terms of the 2001 Stock Option Plan:

Name                      Position                             Number of shares
-------------------------------------------------------------------------------

Mervyn A. Phelan, Sr.     chairman & CEO                     1,000,000 (1)

Craig Brown               president & director               2,004,516 (2)

Robert Coberly            vice president,
                          treasurer & Director                 900,000

John Cruickshank          former vice president,
                          secretary & director                 900,000

Stephen Reeder            former chairman, CEO
                          president & director                 200,000

Bob Eschwege              former plant manager
                          & former vice president              300,000

Scott Brake               director                             300,000

Denzel Harvey             former director                      100,000

David Edwards             director                             200,000

John Tanner               director                             200,000

David Tsai                former project manager               300,000

(1) Additionally, 8,000,000 shares were issued to the Aliso Circle Irrevocable Inter Vivos Trust. These shares were issued pursuant to a comprehensive employment agreement made with Mervyn A. Phelan, Sr. In April, 2001 the Company entered into a formal Employment Agreement with Mr. Phelan which became effective as of the date of his actual employment which commenced on March 12, 2001. Under the terms of that Employment Agreement, Senior Care agreed to the following basic terms:

a. Mr. Phelan will not receive a regular salary and shall receive other benefits in lieu of salary. Those benefits are as follows:

b. For each fiscal year during Mr. Phelan's employment under the terms of the 5 year employment contract, he will be eligible to receive an annual bonus (the "Bonus") based upon an Executive Incentive Compensation Plan (the "Plan") to be developed by executive management of the Company and approved and adopted by the Board of Directors. This Plan will include the terms, conditions and formula for computing bonuses for the Company's executive officers for each fiscal year; it being understood that the Company's expectation is to pay bonuses of at least twenty percent (20%) of an executive officer's base salary annualized for the achievement of annual strategic and operating plan goals and objectives. Executive shall be eligible to receive a share of any stock options under the terms of any Stock Option Plan which the Board of Directors or the shareholders may authorized during the course of the employment of the Executive.

c. As a condition to the Executive agreeing to become an executive of the Company, the Board of Directors authorized the issuance of 8,000,000 shares of common stock in the Company to be issued to the Aliso Circle Irrevocable Inter Vivos Trust dated May 5, 1998 as an inducement and for the specific purpose of protecting the Executive's family by providing a quality of life for the family which can be assured by this issue of stock. The issue of stock contemplated hereby shall be unconditional and fully paid and non-assessable regardless of whether the Executive shall complete his employment period.

In March of 2002, the Aliso Circle Trust transferred all of its 8,000,000 shares of common stock to unaffiliated partners of Hollinsworth Land Company and Hollinswoth itself in lieu of payment of monies which had been advanced under the terms of a credit line which had been granted by Hollinsworth and its partners to M & A Underwriters. The trustee of the Aliso Trust is Mervyn A. Phelan, Jr., the son of the Chief Executive Officer of Senior Care. Likewise, Mervyn A. Phelan, Jr. is the president of M & A Underwriters. Senior Care has a credit line with M & A Underwriters which was unaffected by these transfers.

(2) Craig Brown received 1,000,000 shares as a result of the 2001 Stock Option Plan. The balance of the shares noted here were issued to him prior to the time he became president and a director of Senior Care when he was working as a consultant to the company on the San Jacinto, California transaction now known as The Cottages at San Jacinto and other acquisitions in Las Vegas, Nevada including Flamingo 55. These shares were registered in an S-8 Registration Statement filed on April 19, 2001.

2. Common stock was issued to the following groups during the years 2000, 2001 through March 25, 2002 for the following reasons other than to officers and directors of the company:

Stock issued for professional fees and to consultants
-----------------------------------------------------

Purpose for                     Shares issued  during          Relationship          Value of
Issuing Stock                    2000           2001            to issuer           shares on
                                                                                  date of issue
                                                                                 2000       2001
------------------------------------------------------------------------------------------------
Accounting                          233                         None       $    46,000         -

Legal                             4,071      200,000            None           516,000  $   203,000

Real estate due diligence
investigation & assistance       64,254    3,837,000            (1)          1,308,000    4,734,000
---------------------------------------------------------------------------------------------------
Totals:                          58,558    4,037,000                       $ 1,870,000  $ 4,937,000

The present value of these 6,807,000 shares based upon the current market price for Senior Care stock as of March 25, 2002 was $3,131,000.


Stock issued to cancel debt
---------------------------

Purpose for                     Shares issued  during          Relationship          Value of
Issuing Stock                    2000           2001            to issuer           shares on
                                                                                  date of issue
                                                                                 2000       2001
------------------------------------------------------------------------------------------------
Payment to contractors             -            1,683            None              - $    14,000

Payoff mortgage                    -        2,871,812            None              -   2,068,000
------------------------------------------------------------------------------------------------
Total:                             -        2,873,495                              - $ 2,082,000

The present value of these 2,082,000 shares based upon the current market price for Senior Care stock as of March 25, 2002 was $958,000.


Stock issued for cash
---------------------

Purpose for                     Shares issued  during          Relationship          Value of
Issuing Stock                    2000           2001            to issuer           shares on
                                                                                  date of issue
                                                                                 2000       2001
------------------------------------------------------------------------------------------------

Sale to European                3,301            790              None         $41,000    $10,000
individuals

Senior Care sold a total of 4,091 common shares of restricted stock to individual persons in Europe during 2000 and prior to March 15, 2001 and received a total in cash of $51,000 from these sales. The sale price had no relationship to the stock trading price on the date the shares were sold. The sale price was by contractual arrangement with the individual purchasers.

Summary of stock issued and outstanding
---------------------------------------

As of March 25, 2002, there were a total of 24,092,793 common shares outstanding to approximately 1,700 shareholders and 1,703,163 shares of preferred shares outstanding, 1,050,000 shares of Series F convertible preferred stock outstanding to 4 shareholders, 3,163 shares of Series G convertible preferred stock outstanding to 6 shareholders, 50,000 shares of Series K preferred to 2 shareholders and 600,000 shares of Series J preferred to 1 shareholder. The company is authorized to issue 110,000,000 shares of stock in all classes, all classes having a par value of $.001 per share.

Additionally, Mervyn A. Phelan, Sr. and Craig Brown each hold options which were granted to them by the board of directors on January 23, 2002 to each obtain 15,000,000 shares of Series A voting preferred which is not convertible and is not entitled to share in dividends or any profits from the corporation. These options were granted purely as a poison pill tactic in the event of an attempted takeover of the company by outsiders.

Common Stock:
------------

The following sets forth the number of shares of our common stock beneficially owned by (i) each person who, as of March 25, 2002 known by us to own beneficially more than five percent (5%) of our Common Stock and (ii) our officers and directors and (iii) officers and directors as a group.

NAME AND ADDRESS                     AMOUNT AND NATURE OF             PERCENT OF
OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP (1)(2)(3)   CLASS
-------------------                  ---------------------------      ----------
(i) Pacific Gold Mortgage            2,871,812 Restricted            10.66%
    3450 Central Ave., Suite 1055
    Phoenix, AZ 85012

(ii) Officers and Directors
     The address for all officers and directors is 410 Broadway, 2nd Floor, Laguna Beach, CA 92651 unless otherwise noted

Mervyn A. Phelan, Sr.              1,000,000 Registered               4.15%

Craig Brown                        2,041,183 Registered (5)           8.47%

Robert Coberly                       901,833 Registered               3.74%

Scott Brake                          301,833 Registered               1.25%
15555 Huntington Beach Lane
Huntington Beach, CA 92647

David Edwards                        201,833 Restricted               0.84%
Westgate House
Long Melford
Suffolk, UK CO109DR

John Tanner                          201,833 Restricted               0.84%
Westgate House
Long Melford
Suffolk, UK CO109DR

(iii) Officers &
Directors as a group               4,648,514                         19.30%

(1) All ownership is beneficial and of record, unless indicated otherwise and includes shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Discussions of related party transactions and relationships are where the recipient received less than 5% of the outstanding shares in Senior Care and have been discussed separately and broken out on an individual basis above in our discussion of shares issued from the time of the reverse split in March, 2001 to March 25, 2002. No shares have been issued by the company after March 25, 2002 to the date of the filing of this annual report.

(4) Shares noted as being registered were registered by the filing of an S-8 Registration Statement and issuance of a prospectus for shares issued to officers, directors and consultants. Shares noted as being restricted were issued pursuant to Section 4(2) of the Securities Act of 1934, as amended and may only be sold under certain rules as generally described in Rule 144 which is described in detail elsewhere in this prospectus.

Preferred Stock:
---------------

SERIES A: An option to purchase up to 30,000,000 shares of Series A preferred was granted to two officers of Senior Care on January 23, 2002. The options have not been exercised. Series A preferred is voting but provides no rights to dividends and no liquidation preference. This class of preferred is envisioned purely as a "poison pill" vehicle in the event of an attempted takeover of present management by outsiders.

SERIES F: 1,050,000 shares of Series F convertible preferred was issued as for the purchase of properties in Baja California del Norte, Mexico during the year 2001. These shares are convertible into common stock of Senior Care on a formula which allows 20% of the number of preferred shares to be converted into common stock on the 24 month anniversary date of the issuance of the preferred shares and 20% of the preferred shares convertible on each anniversary date thereafter until all shares have been converted. The period of the conversion, therefore, is six years from the date of issue. Each share of Series F preferred converts into 20 shares of common. However, Senior Care has an option to repurchase all of the preferred shares prior to the conversion date by payment of cash either to the seller or to a lien holder of the seller. The exact payment terms as to each parcel of real property and the number of common shares which may result from the conversion of Series F preferred if not redeemed is discussed in "Description of Real Property" beginning on page 10 of this annual report and again on page 40 in the discussion of Baja properties of Senior Care.

Name of            Number of Series              Conversion terms         Repurchase option
shareholder        F preferred shares
-------------------------------------------------------------------------------------------
Planificacion            300,000                 20% after 24 months      30 days before
desarollos de Jatay                              20% after 12 months      1st conversion date
                                                 until all converted      30 days before
                                                                          later conversion
                                                                          dates with
                                                                          $11,262,481 redeemed
                                                                          on payment to note
                                                                          holders





Name of            Number of Series              Conversion terms         Repurchase option
shareholder        F preferred shares
-------------------------------------------------------------------------------------------

Inmobilaria Plaza        150,000                 20% after 24 months      30 days before
Baja California                                  20% after 12 months      1st conversion date
                                                 until all converted      30 days before
                                                                          later conversion date

Tri-National Holdings    500,000                 20% after 24 months      30 days before
                                                 20% after 12 months      1st conversion date
                                                 until all converted      30 days before
                                                                          later conversion date
                                                                          with $9,200,000
                                                                          redeemed on payment
                                                                          to Capital Trust

Tri-National Portal      100,000                 20% after 24 months      30 days before
                                                 20% after 12 months      1st conversion date
                                                 until all converted      30 days before
                                                                          later conversion date

The Company does not believe that there will be any dilution of common shares from conversion of Series F preferred since the Company has a right to redeem the preferred shares for cash prior to the conversion date. However, should the Company be unable to redeem the shares, the following number of common shares would be issued over the conversion period of six years as follows:

Total Series F preferred: 1,050,000 x 20 = 21,000,000 common shares with the following number of additional shares being outstanding over the conversion period:

Total dilution 24 months from issue date = 4,200,000 common shares 36 months from issue date = 8,400,000 common shares 48 months from issue date = 12,600,000 common shares 60 months from issue date = 16,800,000 common shares 72 months from issue date = 21,000,000 common shares

SERIES G: A total of 3,163 shares of Series G preferred shares were outstanding held by 6 shareholders as of April 10, 2002. These shares convert into common stock in Senior Care, each share of Series G preferred converting into 60 shares of common stock on a formula which allows conversion of 20% of the number of preferred shares held by an individual preferred shareholder on the anniversary date of the issuance of those preferred shares and 20% on each anniversary date thereafter until all preferred shares have been converted. The conversion time is therefore five years. Thus, 3,163 Series G preferred shares will convert into common shares as follows:

Total Series G preferred: 3,163 x 60 = 169,760

with the following number of additional shares being outstanding over the conversion period:

Total dilution 12 months from issue date = 37,956
               24 months from issue date = 75,912
               36 months from issue date = 113,868
               48 months from issue date = 151,824
               60 months from issue date = 169,760

SERIES J: A total of 600,000 shares of Series J preferred shares were outstanding held by 1 shareholder as of April 10, 2002. Each share of Series J preferred has been assigned a value as of the sale date of December 31, 2001 of $3.85 per share. Over a period of 10 years, the Series J preferred converts into common stock, 20% of the Series J preferred converting after 24 months and additional 20% conversions occurring on each 24 month anniversary date. A total of $22,398,000 is paid in common stock on the conversion date using the average ask price of that stock during the 10 day period prior to the actual conversion. Assuming a recent ask price of Senior Care at $.40 per share, the following dilution would occur:

Total Series J preferred: 600,000 = value of $22,398,000 x $.40 per share = 56,000,000 common shares

If the price per share were to remain unchanged over the 10 year period provided for conversion, the following total dilution of common stock would occur over that period of time:

Total dilution 24 months from issue date =   11,200,000
               48 months from issue date =   22,400,000
               72 months from issue date =   33,600,000
               96 months from issue date =   44,800,000
              120 months from issue date =   56,000,000

SERIES K: A total of 50,000 shares of Series K preferred shares were outstanding held by 2 shareholders as of April 10, 2002. These shares convert into common in Senior Care, each share converting into a sufficient number of common shares which equals a price of $40 for each Series K preferred share on the conversion date, a total of 20% of the outstanding 50,000 shares converts each year for a period of 5 years.

It is not possible to determine the potential dilution of outstanding common shares which may result from the conversion of Series K preferred due to the fact that each share converts to a sufficient number of common shares which equals a total of $2,000,000. The $2,000,000 is paid in common stock on the conversion date using the average ask price of that stock during the 10 day period prior to the actual conversion. Assuming a recent ask price of Senior Care at $.40 per share, the following dilution would occur:

Total Series K preferred: 50,000 = value of $2,000,000 x $.40 per share = 5,000,000 common shares

If the price per share were to remain unchanged over the 5 year period provided for conversion, the following total dilution of common stock would occur over that period of time:

Total dilution 12 months from issue date =   1,000,000
               24 months from issue date =   2,000,000
               36 months from issue date =   3,000,000
               48 months from issue date =   4,000,000
               60 months from issue date =   5,000,000

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto which appear later in this annual report.

Results of Operations
---------------------
The results of operations of Senior Care for the year ended December 31, 2001 compared to the year ended December 31, 2000 as restated are discussed below.

Revenues
--------

Presently, Senior Care receives income from rentals, sales of condominiums and sales of furniture from the manufacturing operation at Noble Concept Furniture.

For the year ended December 31, 2001 gross rental income totaled $875,000, sales of condominiums totaled $4,101,000 and furniture sales totaled $4,700,000 as compared with rental income of $644,000 and furniture sales of $3,587,000 for the year ended December 31, 2000 as restated. There was no income from condominium sales during 2000 because Senior Care's Evergreen Manor II project was not completed until November, 2000 and sales did not commence until June, 2001. Also, furniture sales for the year ended December 31, 2000 as restated only includes income from the date which Senior Care purchased the manufacturer, May 1, 2000. Thus, income for the year ended December 31, 2000 is for 7 months only. Total income from all activities totaled $9,676,000 for the year ended December 31, 2001 as compared to total income from all sources of $4,231,000 for the year ended December 31, 2000 as restated.

Sales from each segment comprised the following percentage of total revenue for the company for the period indicated:


                                                 Year ended December 31,
                                      2001        % of total  2000 as restated % of total
                                     ----------------------------------------------------
rental income                        $   875,000     9%         $   644,000       15%
furniture sales                        4,700,000    49%           3,587,000       85%
condominium sales                      4,101,000    42%                   -


Cost of Good Sold
-----------------

For the year ended December 31, 2001, the cost of goods sold was $3,878,000 from our furniture manufacturing operations as compared to $3,352,000 for the year ended December 31, 2000 as restated. Cost of sales of condominiums totaled $4,006,000 for the year ended December 31, 2001. There were no condominium sales during the year ended December 31, 2000.

Selling, general & administrative expenses
------------------------------------------

Sales and marketing expenses for the year ended December 31, 2001 was $269,000 as compared to $197,000 for the year ended December 31, 2000 as restated. General and administrative expenses were $1,749,000 for the year ended December 31, 2001 as compared to $969,000 for the year ended December 31, 2000 as restated. Increases in these expenses during 2001 are mainly due to increased business operations.

Interest Expense
-----------------

Interest expense totaled $2,885,000 on real estate mortgages for the year ended December 31, 2001 as compared to $921,000 for the year ended December 31, 2000 as restated. The reason for the increase was primarily due to projects which had capitalized interest while under construction were during 2001 brought on line as income producing properties.

Stock based compensation
------------------------

The company issued stock to consultants for work performed in connection with the purchase of real estate development projects and for investor relations work on behalf of the company. For the year ended December 31, 2001, the value of stock based compensation and issued stock to its officers and directors totaling $15,312,000 as compared to $2,633,000 for the year ended December 31, 2000 as restated.

Included in that total was stock issued to officers and directors under the terms of the 2000 and 2001 Stock Option Plans which allowed executives to purchase stock from the company at par value or $.001 per share. The value of these stock options for the year ended December 31, 2001 totaled $10,191,000 of which $8,000,000 was to the Chairman and Chief Executive Officer, Mervyn A. Phelan, Sr. as part of a five (5) year compensation package.

Impairment of assets
--------------------

As a result of the Delran litigation which is discussed in detail in the litigation section of this annual report, management determined that its original investment in the Delran asset had been impaired and therefore, took an expense of $1,234,000 for the year ended December 31, 2000 as restated.

Net Profit or loss
------------------

Senior Care had a net loss on operations of $21,663,000 for the year ended December 31, 2001. This contrasts with a net loss on operations for the year ended December 31, 2000 as restated of $5,920,000.

The loss reported was considerably increased due to stock based compensation which totaled $15,312,000 for the year ended December 31, 2001 and $ 2,633,000 for the year ended December 31, 2000 as restated. The loss was further exaggerated by impairment of an equity investment for the year ended December 31, 2000 as restated in the amount of $1,234,000, loss on settlements totaling $491,000 for the year ended December 31, 2000 as restated and $2,231,000 for the year ended December 31, 2001. Also, the loss resulting from the sale of Broadway Acacia to a related entity was $678,000 which occurred in the year ended December 31, 2001. The net affect of these various losses had the following result:

                                       Year ended December 31,
                                     2000     (as restated)  2001
                                    -------------------------------
Loss reported                       $ 5,920,000         $ 21,663,000
Stock based compensation             (2,633,000)         (15,312,000)
Impairment of equity                 (1,234,000)                   -
Loss on settlements                    (491,000)          (2,231,000)
Loss on sale of property                                    (678,000)
                                    -----------         ------------
Loss without special items:         $ 1,562,000         $  3,442,000
                                    ===========         =============

The net loss before extraordinary gain for the year ended December 31, 2001 was $1.82 per share with an extraordinary gain of $.06 per share making the net loss per share for the year $1.76 per share, based upon a weighted average of 12,290,862 common shares outstanding, both basic and diluted. The net loss for the year ended December 31, 2000, as restated, was $18.28 per share based upon a weighted average of 323,862 common shares outstanding, both basic and diluted.

Liquidity and Capital Resources
-------------------------------

To date, we have funded our capital requirements for our current operations from cash obtained from real estate construction loans and from equity lines of credit, some of which are from related parties, which the Company has available.

Net cash provided by operating activities totaled $928,000 for the year ended December 31, 2001 as compared to net cash used by operating activities of $4,824,000 for the year ended December 31, 2000 as restated.

Net cash provided by investing activities totaled $82,000 for the year ended December 31, 2001 as compared to cash used by investing activities of $12,000 for the year ended December 31, 2000 as restated.

Net cash used by financing activities totaled $952,000 for the year ended December 31, 2001 as compared to net cash provided by financing activities of $4,872,000 for the year ended December 31, 2000 as restated.

Our Future Capital Requirements
-------------------------------

Our greatest requirement for cash during the next two years will be the need for cash for real estate development project. Initially, there is the need for cash to purchase land. Secondly, there is a need for cash to provide the entitlements to ready property for construction. Finally, there is the need for cash to build the project.

Senior Care attempts to purchase land in exchange for stock, either common or preferred or, in certain circumstances, a combination of both. In these instances there may be no requirement for cash other than for entitlements which may need to be done either prior to the taking of title or after we secure title. When there is a need for cash, then we anticipate raising that cash by the formation of a limited partnership where the limited partners will receive an equity participation in the ownership of the project in exchange for cash. Senior Care or its subsidiary acts as the general partner in these transactions and would normally hold a controlling interest in the partnership. Monies invested in these partnerships is used for the purchase of land and securing of entitlements when necessary.

Once the land has been purchased and all entitlements obtained, the money for construction generally will come from construction loans which the Company will obtain directly from bank lenders or other institutions.

Additionally, the company already has a credit line for Noble Furniture from Celtic Capital which the Company believes will meet Noble's requirements for the immediate future for that subsidiary.

Also, the company has an equity line with M & A Underwriters, a company which is owned and controlled by Mervyn A. Phelan, Jr., the son of Senior Care's chairman and Chief Executive Officer. As of December 31, 2001, Senior Care had taken a total of $1,786,000 against that credit line. It has the ability to borrow up to a maximum of $3,500,000. Management has received confirmation from M & A Underwriters that it has cash and liquid securities on hand and available for the immediate use of Senior Care totaling $1,240,000.

Also, it should be noted that as of December 31, 2001, Senior Care had not yet arranged construction financing for its Flamingo 55 project, the Cottages at San Jacinto or for the apartment complex in New Mexico. Management is working to obtain construction financing for these projects from lending institutions. However, there is no assurance that any financing will be found. If Senior Care is not able to find the necessary financing or fund the loan commitment it already has, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer any loss due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approval.

The following table shows the increase in value of the following buildable projects where Senior Care is presently working to obtain construction loans based upon recent appraisals:


Name of project             Purchase price    Additional     Total                  Appraisal
                                              Investment     Investment
---------------------------------------------------------------------------------------------------

Flamingo 55                 $   990,000        $  242,000     $ 1,232,000            $ 1,155,000
                                                                                     10/10/01

The Cottages at San Jacinto   3,000,000           856,000       3,856,000              4,020,000
                                                                                     1/26/02

Signature Apartments            560,000            59,000         619,000              3,100,000
                                                                                     5/20/00
                            -----------        ----------     -----------            -----------
Total:                      $ 4,550,000        $1,157,000     $ 5,707,000            $ 8,275,000

                                       40

Subsequent to the next twenty-four months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from the sale of our condominiums, single family residences, from rents from our buildings including both commercial and residential properties, from profits in our manufacturing facility, investment funds received from limited partnerships and further borrowings against credit lines which we already have available to us. We may obtain future funding through new private financings and public offerings of debt and equity securities and most certainly, will continue to borrow money from banks and savings institutions to continue construction projects and real estate development projects.

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

Senior Care management discovered that after only three months use, the equipment was being returned to Senior Care by the end user and that Senior Care would have to find a new user for the equipment. By this time, Rent USA management who had expertise in the rental, repair, maintenance and operation of the equipment had left Rent USA, Rent USA was no longer doing any appreciable business and it appeared that Senior Care would be required to take over the entire equipment rental operation. Senior Care was unwilling to do so. Furthermore, management of Senior Care without the management of Rent USA, has no expertise in the equipment rental business. As a result, Senior Care negotiated with the original lessor of the equipment to find a new lessee for that equipment. It has also brought a lawsuit against all of the individuals and entities involved in this matter. To obtain complete details on this lawsuit, readers are advised to review the litigation section of this report.

Commitments on Baja California Properties
-----------------------------------------

Senior Care committed that it would make the following payments to creditors of Tri-National Development Corporation when Senior Care International, S.A. de C.V. entered into contracts for deeds to Plaza Rosarito to pay Capital Trust from the proceeds of the development of that property as follows:

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

500,000 shares           135,000 shares                    365,000 shares to be
Series F preferred       Redeemed by Capital Trust         Redeemed, 20% after
                         Payment                           4/30/2003 and 20%
                                                           Each year thereafter

Then, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:

24 months: $ 4,800,000 or issue 1,460,000 shares of common stock 36 months: 4,800,000 or issue 1,460,000 shares of common stock 48 months: 4,800,000 or issue 1,460,000 shares of common stock 60 months: 4,800,000 or issue 1,460,000 shares of common stock 72 months: 4,800,000 or issue 1,460,000 shares of common stock
              -----------        -----------
Total:        $24,000,000 or       7,300,000 shares of common stock

Also, in connection with the contract for deed to 650 acres on the Hills of Bajamar, Senior Care International likewise committed to pay certain noteholders from the proceeds of that development as follows:

Purchase Price           Reduction by Payment              Balance to be
                         To Note Holders                   Converted
--------------------------------------------------------------------------------
$14,950,000              $11,262,481                       $3,687,519

300,000 shares           228,000 shares                    72,000 shares to be
Series F preferred       Redeemed by note payments         Redeemed, 20% after
                                                           4/30/2003 and 20%
                                                           Each year thereafter

Then, after the note holders are paid, the amount Senior Care must redeem the preferred stock or issue common stock as follows:

24 months:    $  717,504 or issue 912,000 shares of common stock
36 months:       717,504 or issue 912,000 shares of common stock
48 months:       717,504 or issue 912,000 shares of common stock
60 months:       717,504 or issue 912,000 shares of common stock
72 months:       717,503 or issue 912,000 shares of common stock
              ----------         --------
Total:        $3,587,519 or     4,560,000 shares of common stock

ITEM 7: FINANCIAL STATEMENTS

The financial statements for Senior Care and all of its subsidiaries which have been consolidated for the year ended December 31, 2001 and comparison statements for the year ended December 31, 2000 together with the income statements, statements of cash flow and Statement of Changes in Stockholder Equity are attached as Exhibit 13 to this annual report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURES

Ludlow & Harrison, the principal independent accountants for Senior Care who rendered their audit report for the years ended December 31, 1999 and December 31, 2000 and prepared the income statements, statements of cash flow and Statement of Changes in Stockholder Equity for those years then ended were dismissed effective as of December 31, 2001.

At no time have any of their Independent Auditors' Reports for the years ended December 31, 2000 and December 31, 1999 contained any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was recommended and approved by the Board of Directors and by the Audit Committee and was prompted by reason of the fact that Ludlow & Harrison are not members of the AICPA SEC practice section. The Board believed that the continued growth of the company was dependent upon engaging independent accountants who are members of the AICPA SEC practice section.

There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the years ended December 31, 2000 and December 31, 1999, which, if not resolved to the former accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

New accountants were engaged on January 2, 2002. Senior Care engaged the firm of McKennon, Wilson & Morgan, LLP, Certified Public Accountants and members of the AICPA SEC practice section, located in Irvine, California, as its principal independent accountants.

The Company restated its consolidated financial statements for the year ended December 31, 2000 for the correction of certain errors in the application of accounting standards generally accepted in the United States. The Company's predecessor accountants issued their report with respect to the Company's consolidated financial statements; however, their audit was not performed in accordance with auditing standards generally accepted in the United States and their report is deemed disqualified with respect to the Securities Act of 1934.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE ACT

Senior Care's Directors and Executive Officers, as of the date of this annual report, their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:


Name and Age          Current Position       Director Since     Officer Since
------------          ----------------       --------------     -------------
Mervyn Phelan, Sr. 60 Chairman, CEO          March 12, 2001     March 12, 2001
                      Director

Craig Brown 43        President, Director    October 3, 2001    October 3, 2001

John Semmens 50       Chief Financial Off.                      Jan. 2, 2002

Bob Coberly 33        Vice President,        August 31, 1999    VP since August 31, 1999
                      Treasurer, Secretary                      Treas. since March 12, 2001
                      Director                                  Sec. since Feb. 15, 2002

Scott Brake 48        Director               August 31, 1999

David Edwards 52      Director               April 1, 2000

John Tanner 36        Director               April 1, 2000


The principal occupations and positions for the past several years of each of our executive officers and directors are as follows:

Mervyn Phelan, Sr., Chairman, Chief Executive Officer, Director

Mr. Phelan is a licensed real estate broker in the State of California. Since 1988, he has been a business and lending consultant to a large number of small and mid-sized companies. He operates American Auditors who acted as a consultant and lender to Senior Care over the last two years. Mr. Phelan continues to be associated with that company spending about 80% of his time working on behalf of Senior Care and the balance of his time on other matters not associated with Senior Care. From approximately 1988 until 1997, during the nationwide recession, he specialized in the field of bankruptcy reorganizations. American Auditors is in the business of making loans to operating companies.

He has vast experience in the field of preparing businesses and their management team to break into normal financing channels even though the businesses may be financially challenged and under-capitalized. He pioneered innovative purchase and financing techniques for distressed property owners which effectively helped distressed sellers and provided value for new purchasers.

In 1985, Mr. Phelan purchased Camino Real Savings & Loan, renamed it First California Savings Bank and aggressively entered the field of apartment building and hospitality-related commercial lending. First California was began making super priority loans in Chapter 11 Bankruptcy cases, also known as priming liens, loans used to save property from liquidation. He has had no connection with the bank since 1991.

Mr. Phelan's career in the hospitality industry as a broker, business consultant and acquisition manager has spanned 35 years.

Craig Brown, President, Director

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

Robert Coberly: Vice President, Treasurer, Secretary, Director

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

Mr. Coberly's employment for the prior 5 year period has been as a real estate agent with CB Commercial and Marcus & Millechap, in Los Angeles, California. Recently, he relocated to Capital Realty in South Pasadena, California.
Mr. Coberly spends about 80% of his time working for Senior Care and the balance as a real estate broker.

John Semmens, CPA, Chief Financial Officer

Mr. Semmens has been a California licensed certified public accountant since 1971 and has maintained his own accounting office in Dana Point, California since 1991. While taking on the responsibilities of Chief Financial Officer of Senior Care, Mr. Semmens intends to continue his private accounting practice expecting to contribute approximately 20% of his time to work for Senior Care and its various subsidiaries. Prior to coming on board as Chief Financial Officer, Mr. Semmens had been performing monthly bookkeeping and accounting functions for all of the subsidiaries of Senior Care and has been preparing tax returns for those subsidiaries and for Senior Care itself for the last three years.

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

ITEM 10: EXECUTIVE COMPENSATION OF OFFICERS AND DIRECTORS

The following table sets forth the Summary Compensation Table for all of Senior Care's officers and directors who served during the last three fiscal years. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered. Employee Directors receive stock options for service on the Board of Directors.

    Name                    Annual                      Awards          Payouts
& Position                  Comp.
------------------------------------------------------------------------------------------
              Year      Salary    Bonus   Other         Restricted           LTIP    Other
                                          Compensation  Stock      Options

Present officers and directors
------------------------------

Mervyn Phelan
CEO          1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2001        -0-       -0-       -0-     8,000,000 (2)     -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-    1,000,000    -0-      -0-

Craig Brown
President    1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2001 (3)    -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-    1,000,000    -0-      -0-

John Semmens
CFO          1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2001        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2002        -0-       -0-      7,500         -0-          -0-    -0-      -0-

Bob Coberly
V.P., Sec.,  1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Treas., Dir. 2000        -0-       -0-       -0-          -0-        1,833    -0-      -0-
             2001        -0-       -0-      72,000        -0-      400,000    -0-      -0-
             2002        -0-       -0-      18,000        -0-      500,000    -0-      -0-

Scott Brake
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-          -0-        1,833    -0-      -0-
             2001        -0-       -0-       -0-          -0-      200,000    -0-      -0-
             2002        -0-       -0-       -0-          -0-      100,000    -0-      -0-

David Edwards
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-         1,833         -0-    -0-      -0-
             2001        -0-       -0-       -0-       100,000         -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-      100,000    -0-      -0-

John Tanner
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-         1,833         -0-    -0-      -0-
             2001        -0-       -0-       -0-       100,000         -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-      100,000    -0-      -0-




    Name                    Annual                      Awards          Payouts
& Position                  Comp.
------------------------------------------------------------------------------------------
              Year      Salary    Bonus   Other             Restricted       LTIP    Other
                                          Compensation  Stock      Options

Former officers and directors
-----------------------------

Richard Hart
Former       1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-       1,833     -0-      -0-
             2001        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Martin Richelli
Former       1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-         933     -0-      -0-
             2001        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Denzel Harvey
Former       1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-       1,833     -0-      -0-
             2001        -0-       -0-       -0-          -0-     100,000     -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-

David Tsai
Former V.P.  1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-       -0-          -0-       1,833     -0-      -0-
             2001        -0-       -0-       -0-          -0-     300,000     -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Stephen
Reeder
Former CEO   1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-     65,000         -0-       3,834     -0-      -0-
             2001        -0-       -0-     10,000         -0-     200,000     -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-

John Cruickshank
former V.P.  1999 (1)    -0-       -0-       -0-          -0-          -0-    -0-      -0-
Secretary    2000        -0-       -0-      38,850        -0-       1,833     -0-      -0-
             2001        -0-       -0-     120,000        -0-     400,000     -0-      -0-
             2002        -0-       -0-      20,000        -0-     500,000     -0-      -0-

Al Harvey
Former       1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-       1,833     -0-      -0-
             2001        -0-       -0-       -0-          -0-     100,000     -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Bob Eschwege
Former V.P.  1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Plant Mgr.   2000       66,000     -0-       -0-          -0-       1,833     -0-      -0-
             2001       44,000     -0-       -0-          -0-     300,000     -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-


(1) Prior to becoming an officer or director of Senior Care, John Cruickshank received compensation of 1,667 shares of common stock in lieu of cash for consulting services during 1999.

(2) 8,000,000 shares of restricted common stock was issued to the Aliso Circle Irrevocable Inter Vivos Trust as part of a compensation program given to Mervyn A. Phelan, Sr. when he became Chief Executive Officer on March 15, 2001. Mervyn A. Phelan, Jr., Trustee of the Aliso Circle Irrevocable Inter Vivos Trust is the son of Mervyn A. Phelan, Sr. The beneficiaries of the Trust are Sharon Phelan, wife of Mervyn A. Phelan, Sr., the children and grand-children of Mervyn A. Phelan, Sr. These shares were subsequently transferred by the trust in 2002 and that transfer reported on a Form 13D filed on March 27, 2002.

(3) Prior to becoming an officer or director of Senior Care, Craig Brown received compensation of 1,041,183 common shares in lieu of cash for consulting services during 2001.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee which is comprised of Mervyn A. Phelan, Sr. and Craig Brown. The committee was formed effective January 2, 2002. Its first meeting involved recommendations to the Board of Directors of the issuance of stock options for executives in the company for the year 2002 pursuant to the 2001 Stock Option Plan. As noted above, Mr. Phelan is Chairman of the Board of Directors, is Chief Executive Officer of the company. He holds more than 5% interest in the company. Craig Brown is President of the company and is also a member of the Board. He holds more than a 5% interest in the common stock of the company.

Audit Committee and Insider Participation
-----------------------------------------

We have an Audit Committee of the Board of Directors. The committee was activated on May 12, 2000. During the year 2001, the Audit Committee held no meetings until the end of December in that year when it met to discuss the change of independent accountants from Ludlow & Harrison to McKinnon, Wilson & Morgan which took effect on January 2, 2002.

The members of the Audit Committee are:

John Tanner
David Edwards
Scott Brake

None of the members of the Audit Committee actively work in the company and none of them receive any salary. For the work that they do, each of them has been granted a small participation in the 2001 Stock Option Plan and have received stock options pursuant to that plan during 2001 and 2002.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Senior Care is authorized to issue a total of 110,000,000 shares of stock, each share having a par value of $.001.

Each share of Senior Care Common Stock is entitled to one vote, either in person or by proxy, on all matters that may be voted upon by the owners thereof at a meeting of the shareholders, including the election of directors. The holders of Common Stock (i) have equal, ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive or redemption provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

Each share of preferred is also entitled to one vote, either in person or by proxy, on all matters that may be voted upon by the owners thereof at a meeting of the shareholders, including the election of directors.

There are different classes of preferred stock and each of those classes has certain designations and rights as defined in the Certificate of the Powers, Designations, Preferences and Rights filed as to each class. Presently, Senior Care has only Series A, F and G preferred stock outstanding and the rights of each of those classes is discussed below.

The holders of Series F, G, K and J preferred stock (i) have equal, ratable rights to dividends from funds legally available; (ii) are entitled to share preferably in all of our assets available for distribution to holders of preferred stock upon liquidation, dissolution or winding up of our affairs;
(iii) do not have preemptive or redemption provisions applicable thereto; and
(iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

Holders of Series A preferred stock do vote but have no ratable rights to dividends whatsoever and are not entitled to share preferably in assets available for distribution to holders of preferred stock upon liquidation, dissolution or winding up of our affairs. Each share of Series A preferred is entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

All shares issued within the past two years to officers, directors or immediate family members of officers and directors and or their trusts or affiliated corporations, if any, have been disclosed above in the previous discussion in
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS in the subsection entitled "Security ownership and principal shareholders" beginning under subheading 1 on Page 31 of this annual report.

Likewise, all shares which were issued in the last two years to consultants or for the purchase of assets has been discussed above in the previous discussion in ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, again, in the subsection entitled "Security ownership and principal shareholders" beginning under subheading 2 on Page 32 of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All shares issued within the past two years to officers, directors or immediate family members of officers and directors and or their trusts or affiliated corporations, if any, have been disclosed above in the previous discussion in
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS in the subsection entitled "Security ownership and principal shareholders" beginning under subheading 1 on Page 31 of this annual report.

Likewise, all shares which were issued in the last two years to consultants or for the purchase of assets has been discussed above in the previous discussion in ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, again, in the subsection entitled "Security ownership and principal shareholders" beginning under subheading 2 on Page 32 of this annual report.

ITEM 13: EXHIBITS & REPORTS ON FORM 8-K

The following exhibits are attached to this annual report:

Exhibit 3(i)a: Articles of Incorporation [incorporated by reference filed on Form 10-SB on December 27, 2000]

Exhibit 3(i)b: Agreement and Plan of Merger

Exhibit 3(i)c: Amendment to Articles of Incorporation increasing share authorization [incorporated by reference filed in Definitive Information Statement on Form 14c on
               February 12, 2002]

Exhibit 3(ii): Bylaws

Exhibit 4a: Certificate of Powers, Designations, Preferences & Rights
            of Series F Preferred stock

Exhibit 4b: Certificate of Powers, Designations, Preferences & Rights
            of Series G Preferred stock

Exhibit 4c: Certificate of Powers, Designations, Preferences & Rights
            of Series J Preferred stock

Exhibit 4d: Certificate of Powers, Designations, Preferences & Rights
            of Series K Preferred stock

Exhibit 10a: Audit Committee Charter [incorporated by reference filed in Definitive Information Statement on Form 14c on February 12, 2002]

Exhibit 10b: 2001 Stock Option Plan

Exhibit 10c: Employment Agreement with Mervyn A. Phelan, Sr.

Exhibit 13: Auditor's Report and Financial Statements

The following reports were made on Form 8-K during the year 2001 and from the beginning of the year 2002 to the date of the filing of this annual report and are incorporated herein by reference:

1. Amended report reporting dismissal of independent accountant as of February 10, 2001 and engagement of new independent accountant for the company which amended report was filed on March 13, 2001;

2. Report filed July 5, 2001 regarding the purchase of assets by Senior Care International, S.A. de C.V.;

3. Report clarifying the purchase of assets by Senior Care International, S.A. de C.V. filed on November 5, 2001;

4. Report reporting the dismissal of independent accountant as of January 2, 2002 and engagement of new independent accountant for the company which report was filed on January 10, 2002.

     SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and has duly caused this annual report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Laguna Beach, State of California, on this 16th day of April, 2002.

          SENIOR CARE INDUSTRIES, INC.

/s/ Mervyn A. Phelan, Sr.
-------------------------
Chairman of the Board of
Directors and Chief
Executive Officer

/s/ Craig Brown
-------------------------
President & Director

/s/ Bob Coberly
------------------------
Vice President, Treasurer
& Director

/s/ Scott Brake
------------------------
Director

                          SENIOR CARE INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT                                    F-2

BALANCE SHEETS                                                  F-3 to F-4
 December 31, 2001 and December 31, 2000, as restated

STATEMENTS OF OPERATIONS                                        F-5
    For the Years Ended December 31, 2000,
    as restated, and 2001

STATEMENTS OF STOCKHOLDERS'                                     F-6 to F-9
    For the Year Ended December 31, 2000
    as restated, and 2001

STATEMENTS OF CASH FLOWS                                        F-10
    For the Years Ended December 31, 2000,
    as restated, and 2001

NOTES TO FINANCIAL STATEMENTS                                   F-11

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Senior Care Industries, Inc.


We have audited the accompanying consolidated balance sheet of Senior Care Industries, Inc. and subsidiaries (the "Company"), as of December 31, 2000, as restated, and December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Care Industries, Inc. and subsidiaries, as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the Unites States.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2000 for the correction of certain errors in the application of accounting standards generally accepted in the United States. The Company's predecessor accountants issued their report with respect to the Company's consolidated financial statements; however, their audit was not performed in accordance with auditing standards generally accepted in the United States and their report is deemed disqualified with respect to the Securities Act of 1934.




                                             /s/ McKennon, Wilson & Morgan LLP
                                             ----------------------------------


Irvine, California
April 15, 2002

                           SENIOR CARE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          December 31
                                                -------------------------------
                                                    2000               2001
                                                ------------      -------------
                                                (as restated)
Current assets:
 Cash                                             $     74,000     $    132,000
 Accounts receivable, net of allowance for
  doubtful accounts of $112,000, as restated
  and $58,000, respectively                            574,000          425,000
 Inventory (Note 3)                                    553,000          484,000
 Other current assets                                   66,000           96,000
                                                  ------------     ------------
   Total current assets                              1,267,000        1,137,000
                                                  ------------     ------------

Equity investment held
 for liquidation (Notes 2 and 3)                     2,000,000        2,000,000

Real estate:
 Real estate inventory (Note 4)                      7,582,000        3,576,000
 Commercial rental property, net
  of accumulated depreciation of $224,403
  and $432,514, respectively (Note 4)                4,776,000        9,595,000
 Held for development (Note 4)                       7,275,000       94,547,000

Undivided interest in real estate (Note 2)                  -         6,000,000

Property and equipment, net of
 accumulated depreciation of $95,374 and
 $163,499, respectively (Notes 3 and 12)               937,000          795,000

Intangible assets, net of
 accumulated amortization of $77,183 and
 $132,314, respectively (Notes 3 and 12)             1,050,000          917,000

Capital leases                                          21,000                -
Other assets                                           101,000           19,000
                                                  ------------     ------------
TOTAL ASSETS                                      $ 25,009,000     $118,586,000
                                                  ============     ============

continued

                          SENIOR CARE INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS, continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31
                                                 -------------------------------
                                                     2000               2001
                                                 ------------      -------------
                                                (as restated)
Current liabilities:
 Accounts payable                               $   1,205,000     $     425,000
 Accrued interest                                     446,000           304,000
 Accrued liabilities                                   24,000           184,000
 Unearned revenue                                           -            88,000
 Current portion of notes payable (Note 6)            585,000           384,000
 Other current liabilities                             31,000           464,000
                                                -------------     -------------
Total current liabilities                           2,291,000         1,849,000

Notes payable to related parties (Note 7)           1,270,000         1,786,000
Mortgage notes payable, net
 of current portion and unamortized
 discounts of $10,726,000 in 2001                  13,627,000        38,288,000
Notes payable, net of current portion                 700,000           700,000
                                                 -------------    -------------
TOTAL LIABILITIES                                  17,888,000        42,623,000
                                                 -------------    -------------

STOCKHOLDERS' EQUITY (Note 9):
All classes - shares authorized, 110,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                            -               -
 Series B preferred stock,
  none issued and outstanding                                -               -
 Series D preferred stock,
  none issued and outstanding                                -               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  outstanding at December 31, 2001                           -           1,000
 Series G convertible preferred stock
  3,163 shares issued and outstanding in 2001                -               -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding in 2001              -           1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding in 2001               -               -
 Common stock, 446,633 and 18,947,269 shares
  issued and outstanding, respectively                   1,000           20,000
 Additional paid-in capital                         16,356,000      106,840,000
 Accumulated deficit                                (9,236,000)     (30,899,000)
                                                 -------------   --------------
Total stockholders' equity                           7,121,000       75,963,000
                                                 -------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  25,009,000   $  118,586,000
                                                 =============   ==============

See Notes to Consolidated Financial Statements

                               SENIOR CARE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For The Years Ended
                                                         December 31,
                                                     2000            2001
                                                --------------   --------------
                                                (as restated)
Revenues:
 Commercial rents                               $      644,000   $      875,000
 Real estate sales                                           -        4,101,000
 Furniture sales                                     3,587,000        4,700,000
                                                --------------   --------------
Total revenues                                       4,231,000        9,676,000
                                                --------------   --------------
Cost of revenues:
 Commercial rents, excluding
  interest                                             228,000          619,000
 Real estate sales                                           -        4,006,000
 Furniture sales                                     3,352,000        3,878,000
                                                --------------   --------------
Total cost of revenues                               3,580,000        8,503,000
                                                --------------   --------------
Gross Profit                                           879,000        1,173,000
                                                --------------   --------------
Operating expenses:
 Sales and marketing                                   197,000          269,000
 General and administrative                            969,000        1,749,000
 Stock-based compensation                            2,633,000       15,312,000
 Impairment of real estate held for sale               143,000                -
                                                --------------   --------------
Total operating expenses                             3,942,000       17,330,000
                                                --------------   --------------
Loss from operations                                (3,291,000)     (16,157,000)

Other expense (income):
 Interest expense                                      921,000        2,885,000
 Interest income                                        (7,000)          (2,000)
 Impairment of equity investment (Note 2)            1,234,000                -
 Loss on settlements (Note 9)                          491,000        2,231,000
 Loss on sale of rental
  property to related party (Notes 4 and 8)                  -          678,000
 Other (income) expense                                 (9,000)         390,000
                                                --------------   --------------
Total other (income) expense                        (2,630,000)      (6,182,000)
                                                --------------   --------------

Loss before extraordinary gain                      (5,920,000)     (22,339,000)

Extraordinary item, gain from settlement
 of debt (Note 9)                                           -           676,000
                                                --------------   --------------
Net Loss                                        $   (5,920,000)  $  (21,663,000)
                                                ==============   ==============
Basic and diluted loss per share:

Loss before extraordinary gain                  $       (18.28)  $       (1.82)
Extraordinary gain from settlement of debt                   -             .06
                                                --------------   --------------
Net loss                                        $       (18.28)  $       (1.76)
                                                ==============   ==============

Basic and diluted weighted average number of
 common shares outstanding                             323,862       12,290,862
                                                ==============   ==============

See Notes to Consolidated Financial Statements

                                                       SENIOR CARE INDUSTRIES, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the Years Ended December 31, 2000 (as restated) and 2001

                                 Series A         Series B         Series F         Series G        Series J         Series K
                             Preferred Stock  Preferred Stock  Preferred Stock   Preferred Stock  Preferred Stock  Preferred Stock
                            Shares   Amount   Shares   Amount   Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount
---------------------------------------------------------------------------------------------------------------------------------
Balances as of
 December 31, 1999
 as reported                         $       400,000 $                   $                $                $               $

Adjustments:
 Valuation of bulk
  acquisition of
  real estate assets for
  Series B Preferred
  common stock issued
                              --------      --------  --------- --------  -------  -------  ------  --------   ------- -------
Balances as of
 December 31, 1999,
 as restated                                 400,000

Stock issued for
 services rendered

Conversion of
 Series B Preferred                         (400,000)

Stock issued pursuant to
 settlement agreement

Stock issued for the
 acquisition of Noble

10% stock dividend

Stock for cash of $51,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value

Net loss (as restated)
                           ---------  ------ --------   -------- ----  -------  -------  ----  --------   ------  ------
Balances as of
 December 31, 2000

Stock issued for professional
 services rendered

(continued)                                                       F-6


                                                     SENIOR CARE INDUSTRIES, INC.

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the Years Ended December 31, 2000 (as restated) and 2001 continued

                             Series A          Series B         Series F          Series G           Series J           Series K
                         Preferred Stock  Preferred Stock   Preferred Stock   Preferred Stock    Preferred Stock    Preferred Stock
                         Shares   Amount  Shares    Amount  Shares    Amount  Shares    Amount   Shares    Amount   Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------

Stock issued pursuant
 to settlement agreement

Stock issued for cash of $8,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value

Stock issued to acquire
 real property

Stock issued in
 settlement of debt

Stock issued to acquire
 real property                                             1,050,000    1,000

Stock issued to shareholders                                                     3,000

Stock issued pursuant to
 settlement agreement                                                                                             50,000

Sale of rental property for
 cancellation of stock issued

Stock issued to acquire
 real property                                                                                 600,000   1,000

Net loss
                      --------------------------------------------------------------------------------------------------------------
Balances as of
 December 31, 2001           -     $ -       -     $ -   1,050,000   $1,000     3,000  $  -    600,000  $1,000    50,000    $   -
                      ==============================================================================================================


(continued)


                          SENIOR CARE INDUSTRIES, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2000 (as restated) and 2001 continued

                                                             Additional                           Total
                                       Common  Stock           paid-in         Accumulated      Stockholder's
                                     Shares      Amount        capital          Deficit           Equity
-------------------------------------------------------------------------------------------------------------
Balances as of
 December 31, 1999,
 as reported                        222,072       1,000      11,035,000        (2,073,000)         8,962,000

Adjustments:
 Valuation of bulk
  acquisition of
  real estate assets for
  Series B Preferred and
  common stock issued                                        (1,657,000)                          (1,657,000)
  Other                                                          36,000                               36,000
                                   --------     -------      -----------       -----------        -----------
Balances as of
 December 31, 1999,
 as restated                        222,072       1,000       9,414,000        (2,073,000)         7,341,000

Stock issued for
 services rendered                   91,482                   2,633,000                            2,633,000

Conversion of
 Series B Preferred                  66,667

Stock issued for settlement
 of property acquisition              5,000                     491,000                              491,000

Stock issued for acquisition of
 Nobel                               25,000                   2,452,000                            2,452,000

10% Stock dividend                   33,111                   1,243,000        (1,243,000)

Stock issued for cash of $51,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value                    3,301                     123,000                              123,000

Net loss (as restated)                                                         (5,920,000)        (5,920,000)
                              -------------------------------------------------------------------------------
Balances as of
 December 31, 2000,
 as restated                        446,633       1,000      16,356,000        (9,236,000)         7,121,000

(continued)                                       F-8


                          SENIOR CARE INDUSTRIES, INC.


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2000 (as restated) and 2001 continued


                                                                  Additional                                 Total
                                         Common Stock              paid-in         Accumulated            Stockholder's
                                       Shares     Amount           capital           Deficit                 Equity
------------------------------------------------------------------------------------------------------------------------


Stock issued for services          14,036,882      14,000        15,298,000                                 15,312,000

Stock issued pursuant to
 settlement agreement                  2,800                         41,000                                     41,000

Stock issued for cash of $8,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value                    24,793                         96,000                                     96,000

Stock issued acquire
 real property                     1,565,000        1,000         1,660,000                                  1,661,000

Stock issued in
 settlement of debt                2,873,495        3,000         2,079,000                                  2,082,000

Stock issued to acquire real                                     52,060,000                                 52,060,000
 property
Stock issued to shareholders                                        190,000                                    190,000

Stock issued pursuant to
 settlement agreement                                             2,000,000                                  2,000,000

Sale of rental property for
 cancellation of stock issued         (2,334)                        (9,000)                                    (9,000)

Stock issued to acquire
  real property                    1,500,000        1,000        17,069,000                                 17,070,000

Net Loss                                                                           (21,663,000)            (21,663,000)
                              --------------------------------------------------------------------------------------------
Balances as of
 December 31, 2001                20,447,269      $20,000      $106,840,000       $(30,899,000)            $74,763,000
                              ============================================================================================

See Notes to Consolidated Financial Statements


                            SENIOR CARE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For The Year Ended
                                                                   December 31,
                                                               2000              2001
                                                         ---------------    ---------------
                                                          (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $   (5,920,000)    $ (21,663,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                 354,000           296,000
  Amortization of discounts on mortgage notes                         -         1,247,000
  Impairment of real estate held for investment                 144,000                 -
  Impairment of investment held for liquidation               1,234,000                 -
  Issuance of common stock for services                       2,632,000        15,326,000
  Issuance of common stock for settlement                       492,000           231,000
  Issuance of common stock for expenses                          72,000            88,000
  Loss on sale of rental property to related party                    -           678,000
  Issuance of K preferred for settlements                             -         2,000,000
  Extraordinary gain                                                  -          (676,000)
 Changes in operating assets and liabilities:
    Accounts Receivable                                         (28,000)          148,000
    Inventory                                                   306,000            70,000
    Other current assets                                        (39,000)          (74,000)
    Real estate inventories                                  (5,311,000)        2,931,000
    Accounts payable                                            810,000          (780,000)
    Accrued interest                                            369,000           728,000
    Accrued liabilities                                          10,000           378,000
                                                         ---------------    ---------------
      Net cash provided by (used in) operating
            activities                                       (4,875,000)          928,000
                                                         ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Noble Concepts, net of cash                          89,000                 -
Increase in Other assets                                       (101,000)           82,000
                                                         ---------------    ---------------
      Net cash provided by (used in) investing
            activities                                          (12,000)           82,000
                                                         ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock                              51,000             8,000
Proceeds from mortgage loans                                  4,520,000         1,292,000
Proceeds from note payable to related parties                 1,010,000           516,000
Repayments of mortgage loans                                   (658,000)       (2,768,000)
                                                         ---------------    ---------------
      Net cash provided by financing activities               4,923,000          (952,000)
                                                         ---------------    ---------------
Net increase (decrease) in cash                                  36,000            58,000
Cash at beginning of year                                        38,000            74,000
                                                         ---------------    ---------------
Cash at end of year                                      $       74,000     $     132,000
                                                         ===============    ===============
Supplemental disclosure of cash flow information
  Cash paid during the year for
  Interest, net of amounts capitalized                   $      394,000     $     592,000
                                                         ===============    ===============
Supplemental disclosure of non-cash investing
 and financing activities:
 Real estate purchases:
  Series F Preferred issued for real estate assets       $           -      $  52,061,000
  Series J Preferred issued for real estate assets                   -         15,870,000
  Common stock issued for real estate assets                         -          1,661,000
  Common stock issued in settlement of debt                          -          2,068,000
  Acquisition of Noble                                       2,453,000                  -
See notes to Consolidated Financial Statements



                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

Senior Care Industries, Inc. ("Senior Care" or the "Company") was organized
February 26, 1968 under the laws of the State of Idaho as Golden Chest, Inc.
("Golden Chest"). During 1998 and through April 1999, the Company was inactive.

On April 2, 1999, the Company transferred its existing assets, which consisted of patented mining claims to Paymaster Resources Incorporated ("Paymaster").
Paymaster had assets with a carrying value of approximately $21,000; there were no liabilities. Paymaster was a company that was controlled by the directors of Golden Chest who thereafter resigned and new directors were appointed. The purpose of this transfer was to leave Golden Chest with no assets and no liabilities. The Company then reduced the number of common shares outstanding to approximately 180,000 shares by a one (1) for 100 stock split, increasing the authorized common stock to 50,000,000 shares, $0.001 par value, and increasing the authorized preferred stock to 5,000,000 shares, $0.001 par value. The assets and liabilities were recorded at historical costs since the companies were under common control.

On August 31, 1999, the Company completed the purchase of various assets, and assumed related mortgage liabilities from various, then, unrelated parties.
East-West Community Developer, Inc. previously acquired rights to the properties and assigned their rights to Senior Care. No one shareholder controlled the corporation after the acquisition. Management acquired undeveloped land, acquired partially-developed commercial real estate projects, and an equity interest in certain land held for development in an effort to begin or complete development, and ultimately, generate rents from leasing arrangements or sales the assets for a profit. See Note 3 for discussion of the purchase and the net assets acquired.

On August 26, 1999, Golden Chest changed its name to Senior Care Industries,
Inc. to better reflect its intended business of developing housing for senior citizens. On August 26, 1999, the Company reincorporated in Nevada.

On May 1, 2000, the Company acquired all the common stock of Noble Concepts
Fidelity, Inc. ("Noble"), a manufacturer of wood furniture and cabinets in San
Diego, California (Note 3). Management acquired Noble to improve its operations and generate cash flows, and to enable the Company to manufacture cabinets and improvements for its senior housing and development projects.

During 2001, the Company acquired several properties in the Western United
States and Baja, California, Mexico, in an effort to expand its real estate development (see Note 3). Presently, the Company holds all of the voting capital stock or 100% of the membership interest in corporations and limited liability companies ("LLC"), which are controlled, and for financial reporting purposes, consolidated in accompanying financial statements. Corporations and LLCs consolidated, in addition to East-West and Noble described above, are as follows:

Senior Care International S. A. de C. V. that holds contracts for deed to certain undeveloped land and partially developed properties in Baja California.
See Note 4 for further discussion;

Flamingo 55, Inc. that owns a land tract and site entitlements to develop and sell 55 senior town homes in Las Vegas, Nevada. To date no significant development activities have started, because management requires construction financing;

Friendly Bear Plaza, Inc. that owns commercial real estate consisting of 21,200 square feet of rentable space in a shopping mall (strip center) in Las Vegas, Nevada. The Company generates rental income from its leasing operations;

P/R Business, Inc. that owns 24,000 square feet, commercial office building known as Pecos Russell Business Center, in Las Vegas, Nevada. The project was completed in June 2001; the property is currently approximately 90% leased. The
Company generates rental income from its operations;

S.R.I. SFR, Inc., the owner of the land tract and site improvements to build 223 homes in San Jacinto, California known as The Cottages at San Jacinto. No development has started;

Evergreen Manor II, LLC, the owner, developer and seller of senior condominiums in Los Angeles, California. Project development was completed in late 2000, with sales of units in 2001, continuing in the first quarter of 2002;






                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

Signature Properties, Inc., the owner of the land tract and site entitlements to build senior apartment units in Albuquerque, New Mexico. No development has commenced;

Mantis Investments, Inc., formed in November 2001 to acquire a 750-acre, land tract and a 48-pad mobile home park near Oasis, Nevada.

Senior Care also owns a 45% membership interest in Delran Associates, LLC
("Delran"). Delran owns 30 acres of an undeveloped, fully entitled, commercial shopping center site, which is currently under contract for sale for $5,000,000.
Senior Care initiated litigation to immediately liquidate and distribute the assets of Delran.

On January 23, 2002, the shareholders approved to increase the authorized shares of all classes of stock to 110 million shares, $0.001 par value per share.

Subsequent to year end, the Company's board of the directors approved the formation and has formed limited partnerships for the purpose of developing
Flamingo 55, The Cottages at San Jacinto and Plaza Rosarito whereby a wholly owned subsidiary of Senior Care will become the general partner. It is contemplated that the money raised from the limited partners will pay off the land loans and will then commence development of those properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Consolidated Financial Statements
--------------------------------------------------
The Company restated its consolidated financial statements as of and for the year ended December 31, 2000, for the correction of certain errors resulting from the misapplication of accounting standards generally accepted in the United
States. The effects of the Company's restatement on their consolidated results of operations for 2000 are as follows:

                                                                      Net Loss
                                                     Net Loss         Per Share
                                                   -----------        ---------
Net loss, as previously reported                  $   (71,000)       $  (0.22)

Adjustments:
 Capitalized interest                                (181,000)          (0.56)
 Stock-based compensation                          (2,633,000)          (8.13)
 Impairment of equity interest in Delran           (1,234,000)          (3.81)
 Impairment of real estate held for sale             (143,000)          (0.44)
 Depreciation and amortization of
  intangible assets, and property
  and equipment acquired                              (65,000)          (0.20)
 Depreciation of rental properties                   (180,000)          (0.56)
 Accrued interest                                    (737,000)          (2.28)
 Allowance for doubtful accounts receivable           (62,000)          (0.19)
 Common stock issued for settlements                 (491,000)          (1.51)
 Common stock issued below fair value                (123,000)          (0.38)
                                                   -----------        ---------
Net loss, as restated                             $(5,920,000)       $ (18.28)
                                                   ===========        =========

Capitalized and accrued interest

During 2000, the Company capitalized interest totaling $839,951 after the completion of certain development activities. Under Statement of Financial
Accounting Standards ("SFAS") No. 34, "Capitalization of Interest" companies are required to cease capitalization when the project is completed and ready for its intended use. The Company charged operations $181,000 relating to this error.
The Company charged an additional $446,000 in interest expense for accruals of interest on its indebtedness.





                           SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

Stock-based compensation

As discussed in Note 9, the Company issued 91,482 shares to employees and consultants under certain arrangements as compensation during the year ended
December 31, 2000 with an estimated fair value of $2,633,000. No compensation expense was reported in previously issued financial statements. The Company's restated its consolidated financial statements to reflect the fair value of its common stock issued for services. See stock-based compensation below for further discussion of the determination of fair value.

See Note 9 for discussion of common stock issued, not previously valued, for settlements totaling $491,000. Also see Note 9 for discussion of common stock issued resulting in a $123,000 charge to operations, not previously recorded.

Impairment

Delran

In August 1999, as part of a bulk purchase of assets, the Company acquired a 45% interest in Delran. In 1999, management initiated legal action against Delran, among other thing, to force a liquidation of Delran's assets. Management had information available in 2000 that affected the carrying value of that interest.
Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000, as restated, during the year ended
December 31, 2000.

Depreciation and amortization

In connection with the acquisition of Noble, the Company restated its purchase price to $2,453,000 from $3,187,000, based on the average value of 25,000 shares of common stock issued near the date of issuance. In connection with the allocation of the purchase price to the fair value of assets acquired, the Company did not report property and equipment at fair value. In addition, the Company did not allocate a portion of the purchase price to intangible assets, other than goodwill. After reassessing the Company's accounting in accordance with Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, management reported property and equipment at fair value, based on independent appraisal prepared at the time of the acquisition, allocated amounts to customer lists and the remaining amount in excess of the fair value of the assets was allocated to goodwill (see Note 3). The impact on operations for the year ended
December 31, 2000, was to increase depreciation expense by $65,000. No increase in amortization of intangible assets was acquired. The impact on stockholders' equity was to reduce common stock and additional paid-in capital by $731,000 and reduce non-current assets by the same amount. See Note 3 for further discussion of the acquisition and allocation of the purchase price.

The Company did not record depreciation expense totaling $180,000 on its Pecos
Russell and Friendly Bear commercial rental property placed into service in 2000.

Other restatement items

Management did not record allowances for doubtful accounts receivable of Noble totaling $62,000.

Restatement Items Affecting Shareholders' Equity
------------------------------------------------
Real estate acquisition

The Company previously valued its common stock and Series B Preferred stock in the aggregate at $8,404,000 to acquire certain real estate assets on April 30, 1999. As discussed in Note 3, the acquisition purchase price was $6,747,000, a reduction in shareholders' equity of $1,657,000 as of December 31, 1999.





                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

Rent USA, Inc. Rescission

On October 3, 2000, the Company entered into an agreement to acquire 5,000,000 shares of Rent USA, Inc. ("Rent USA"), which represented 44% of their voting stock for $2,250,000. Management issued the D Preferred based on construction equipment assets represented to be owned by Rent USA.

On May 15, 2001, the Company's Board of Directors rescinded the transaction because of fraudulent actions by Rent USA management. Management of Rent USA returned the D Preferred shares in return for the Rent USA shares held by the Company. The Company's management believe that D Preferred held by Rent USA was void and should not be included in the historical financial statements. The effect of the rescission was to reduce the Company's equity investment of $2,250,000 and reduce stockholders' equity by a like amount at December 31, 2000.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the
Company, and its majority owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's investments in unconsolidated subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for by using the equity method. Accordingly, the Company's share of the earnings of these equity basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any permanent impairment in value.

Reclassifications
-----------------
Certain prior year items have been reclassified to conform to the current year presentation.

Stock Split
-----------
Effective March 15, 2001, the Company's board of directors approved a one (1)
for 30 share stock split. All shares and per share information during the years presented have been retroactively adjusted for the effects of the reverse stock split.

Use of Estimates by Management
------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates and assumptions include those made surrounding inventory valuation, real estate valuation, as well as allowances for doubtful accounts and deferred income tax assets, losses for contingencies and certain accrued liabilities.

Risks and Uncertainties
-----------------------

Shareholder Dilution

The Company's management has relied on the issuance of its common stock to provide working capital and provide compensation to officers, directors and consultants. The trading price of the Company's common stock has declined over time. If the Company continues to rely on the issuance of common stock to retain key management and consultants, based on current per-share prices, the existing shareholders may be significantly diluted in the future.





                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

Concentrations and Credit Risk
------------------------------
Management provides credit terms to its customers, which purchase furniture from
Noble. Management provides an allowance for doubtful accounts based on current and historical events. From time to time the Company grants returns of products, discounts and credits in the normal course of business and are reflected as a reduction of sales.

During the periods presented, no third-party vendors accounted for greater than 10% of total purchases, and no vendor of Nobel accounted for greater than 10% of its total material purchases.

Inventory
---------
Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method, or market. Inventories at Noble consist of raw materials, consisting of cut lumber and leather, work-in process, consisting of component parts and furniture, and finished goods furniture. Costs include materials and direct labor and allocated overhead.

In connection with the acquisition of Noble on May 1, 2000, the Company was required to record inventory at estimated fair value or selling price, less costs to sell (Note 3). The effects of such amounts have been included in cost of furniture sales through December 31, 2000, since substantially all manufactured inventories acquired were sold.

Equity Investment Held for Liquidation
--------------------------------------
Senior Care acquired a 45% membership interest in Delran, an entity which holds
30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income of the income or loss from Delran because management of Senior Care has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. Senior Care initiated litigation in late 1999, which continues through the current date, to liquidate and distribute the assets of Delran. Management had information available in
2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling
$1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management believes the current carrying value of $2,000,000 at December 31, 2001 will be recovered since Delran will have sufficient assets upon final liquidation of the properties.

Real Estate Held for Sale
-------------------------
The Company recognizes revenue from real estate sales in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." Under SFAS No.
66, a sale shall not be considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, and
(d) all conditions precedent to closing have been performed. At the time of revenue recognition, cost of sales is charged with an allocation of direct costs of development, estimated costs of land, land development, indirect construction, other overhead costs, interest and property taxes. In general, the relative value method is used to allocate costs to units sold.

Commercial Rental Property
--------------------------
The cost of buildings and improvements are depreciated over the estimated useful life when they are placed in service. The Company utilizes the straight-line method of depreciation over a period of 39 years. All equipment, which is deemed fixed to the buildings, such as roof mounted air conditioning systems, refrigeration units and the like are depreciated over the estimated useful life of the assets, generally five (5) to 10 years. Tenant improvements other than fixtures are generally depreciated over the term of the lease, generally three
(3) to 15 years.




                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

Real Estate Held for Development and Real Estate Under Development
------------------------------------------------------------------
All costs associated with acquiring properties, obtaining entitlements, legal, architectural, engineering and other direct and incremental costs associated with those projects are included in capitalized expenses. All interest incurred on construction loans is capitalized during development activities. In the event the Company encounters delays during the development, management expenses interest costs until active development is resumed. Interest is expensed once a project is substantially complete and ready for its intended use.

Undivided Interest in Real Estate
---------------------------------
Senior Care International purchased a two-third's (2/3), undivided interest in a six acre development containing 126 partially completed condominium units known as the Portal Del Mar condominiums (see Notes 3 and 4). Because the property is held in the form of an undivided interest, management of the Company does not have absolute control over the dispensation of the property. The Company accounts for its investment under the equity method whereby the Company will record its pro rata share of profits or losses. No profits or losses have been realized in connection with this property.

Property Equipment
------------------
Property and equipment, which is used in our furniture manufacturing business at
Nobel, are recorded at cost. Betterments are capitalized and maintenance is expensed as incurred. Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

          Machinery and equipment                         3-7 years
          Furniture and fixtures                          3-7 years
          Leasehold improvements                  Lease term or asset life,
                                                      whichever is less.

Intangible Assets
--------------------
The Company allocates the excess of cost over the estimated fair value of the tangible net assets are allocated to intangible assets, based on factual information or independent appraisal. Amortization of intangible assets is provided over the estimated periods to be benefited using the straight-line method. Intangible assets acquired in connection with the acquisition of Noble
(Note 3) consisted of customer lists and goodwill in the amount of $429,000 and
$698,000, respectively. Amortization of customer lists and goodwill for the year ended December 31, 2000, as restated, amounted to $50,000 and $27,000, respectively. Amortization of customer lists and goodwill for the year ended
December 31, 2001 amounted to $86,000 and $47,000, respectively. See recent accounting pronouncements below affecting intangible assets.

Impairments of Long-Lived Assets
--------------------------------------
The Company's long-lived assets, which include real estate and property and equipment, as well as intangible assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable in accordance with SFAS No. 121 "Accounting for the
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This
statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount, or fair value less costs to sell. Management reviews for impairment when information or an event comes to management's attention, which impacts the carrying value its assets, or at least annually. See recent accounting pronouncements affecting SFAS No. 121 described below.





                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

Revenue Recognition
-------------------
Furniture Sales and Commercial Rents

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The
SAB summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. The Company recognizes revenue from products once all of the following criteria for revenue recognition have been met:

1) Pervasive evidence that an agreement exists; 2) the products have been shipped, if applicable; 3) the prices are fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured.

Accounting for Stock-Based Compensation
---------------------------------------
The Company uses the intrinsic value-based approach APB No. 25 to account for stock-based compensation issued to employees. The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees under SFAS No. 123, as permitted. Stock-based compensation issued to non-employees and consultants are measured at fair value. Common stock purchase options and warrants issued to non-employees and consultants are measured at fair value using the Black-Scholes valuation model. The Company has considered the effects of Interpretation No. 44 of APB No. 25 issued by the FASB, Emerging
Issues Task Force ("EITF") No. 96-18 and No. 00-23, when accounting for stock options issued to employees and non-employees. During the years presented, the
Company granted stock options with an exercise price of $0.001 per share, the par value of its common stock. Since the exercise price is considered nominal, the grants are effectively issuances of common stock and, accordingly, compensation charges are computed based on the estimated fair value on the date of grant as discussed in the next paragraph. Accordingly, pro forma presentation in accordance with SFAS No. 123 is considered applicable for the years presented.

Common stock issued for services is recorded at fair value based on market quotations (closing ask price) on the date the board of directors authorizes the issuance and when an agreement is executed. Common stock issued with restrictions under Rule 144 of the Securities Act of 1933, are recorded at fair value after reducing the quoted price by 10% for transferability restrictions.
Accounting standards generally accepted in the United States does not allow for discounts greater than 10% of quoted market prices, although transactions involving cash for common stock may substantially differ. See Note 9 for significant transactions involving stock based compensation.

Fair Value of Financial Instruments
-----------------------------------
Senior Care is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 2000 and 2001. The Company considers the carrying value of such amounts in the financial statements
(accounts receivable, accounts, etc.) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization. Mortgage Notes contain interest rates, which approximate current market rates. Related party notes have no readily ascertainable fair value.

Income Taxes
------------
The Company accounts for income taxes under the provisions of SFAS No. 109,
"Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between bases used for financial reporting and income tax reporting purposes.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the
Company will not realize tax assets through future operations.

Per Share Information
---------------------
Basic earnings (loss) per share is computed by dividing net income (loss)
available to common shareholders by the weighted average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted



                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED

average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred in 2000 and 2001, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consisting of the incremental common shares issuable upon the conversion of preferred stock, using the if-converted method and the exercise of stock options, using the treasury stock method approximated 71,903,692 shares for the year ended December 31, 2001.

Reporting Comprehensive Income
------------------------------
SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). The provisions of this statement currently have no impact on the accompanying consolidated financial statements.

Segment Information
-------------------
The Company reports information about operating segments as well as disclosures about products and services, geographic areas and major customers (See Note 11).
Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The adoption of
SFAS No. 133 did not have an impact on the Company's consolidated financial statements or related disclosures.

Recently Issued Accounting Standards
------------------------------------
In June 2001, the Financial Accounting Standards Board finalized Statements of
Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and
No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after
June 30, 2001, and for purchase business combinations completed on or after July
1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in
SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of



                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES, CONTINUED

other intangible assets within the first interim quarter after adoption of SFAS
142. The Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial statements and results of operations.

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No.
143 is effective for years beginning after June 15, 2002, with earlier application encouraged. The Company is assessing, but has not yet determined, how the adoption of SFAS 143 will impact its financial position and results of operations.

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No.
121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale.
The Company must adopt Statement No. 144 in 2002. The Company is assessing, but has not yet determined, how the adoption of SFAS 144 will impact its financial position and results of operations.

NOTE 3 - ACQUISITIONS

Bulk Acquisition of Assets
--------------------------
On April 30, 1999, the Company completed the purchase of various assets, and assumed related mortgage liabilities from various unrelated parties to the
Company's then Chief Executive. East-West Community Developer, Inc. previously acquired rights to the properties and assigned their rights to Senior Care. The
Company issued 49,337 shares of common stock for net assets acquired amounting to $4,702,000, as restated, or $95 per share and 400,000 shares of Series B preferred stock valued at $2,045,000, as restated. The purchase price of
$6,747,000, as restated, was based on the fair value of the assets received, based on independent appraisals. The Company common stock was listed, but not traded on a regular basis; therefore, management determined that the fair value of the assets received was more clearly determinable. The Company allocated the purchase price to assets and liabilities, at estimated fair value, on August 31,
1999, as follows:

         Real estate under development:
          Friendly Bear Plaza                       $3,200,000
          Pecos Russell Business Center              3,500,000
          Evergreen Manor                            2,600,000

         Real estate held for development-
          Signature Properties                         560,000

         Commercial rental property-
          Broadway Acacia                            1,800,000
          Equity investment in Delran                3,234,000
                                                    ----------
           Total assets                             14,894,000

         Mortgage notes payable                     (7,447,000)
         Acquisition note payable                     (700,000)
                                                   -----------
           Total liabilities                        (8,147,000)
                                                   -----------
           Total purchase price                    $ 6,747,000
                                                   ===========

The Delran equity investment was based on the fair market value of the underlying net assets, which consisted of 30 acres of an undeveloped, fully entitled, commercial shopping center site that had been recently appraised, and residential home site.




                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
-------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, CONTINUED

Noble
-----
On April 28, 2000, the Company purchased Noble for 25,000 shares of Company common stock valued at $2,453,000, as restated. The acquisition has been accounted for under the purchase method. Accordingly, the Company recorded assets and liabilities acquired at their estimated fair values as follows:

           Current assets                            $1,518,000
           Property and equipment                     1,033,000
           Intangible assets:
            Customer lists                              429,000
            Goodwill                                    698,000
           Other
                                                     ----------
            Total assets                              3,678,000

           Current liabilities                         (482,000)
           Secured notes payable                       (743,000)
                                                     ----------
            Total liabilities                        (1,225,000)
                                                     ----------
            Total purchase price                     $2,453,000
                                                     ==========

See Note 2 for additional information regarding amortization of the Company's intangible assets subsequent to the acquisition date.

The operations of Noble have been included in the Company's consolidated financial statements from the date of acquisition. Pro forma consolidated revenues, net loss and net loss per share for the year ended December 31, 2000, assuming the Noble acquisition was made on January 1, 2000, are as follows:

           Revenues                                 $ 5,281,000
           Net loss                                 $   (27,000)
           Net loss per share                             (0.08)

Flamingo 55
-----------
On May 3, 2001, the Company acquired, through a newly formed corporation,
Flamingo 55, Inc., 54 fully entitled lots to build 54 town homes for seniors. In connection therewith, the Company paid $994,000 in the form of $675,000 in cash, a note payable for $53,000 and 265,000 shares of common stock valued at
$258,000, as well as paid certain costs of $8,000. The Company obtained an independent appraisal of the value of property acquired.

The Cottages at San Jacinto
---------------------------
On or about July 19 2001, the Company acquired, through a newly formed corporation S.R.I. SFR, Inc., a fully entitled, undeveloped 223-residential property, senior restricted, housing development. In connection therewith, the
Company paid $3,129,000 in the form of $1,200,000 in cash, an unsecured note totaling $525,000 and 1,300,000 shares of common stock valued at $1,404,000. The
Company obtained an independent appraisal of the value of property acquired.

The Company acquired the following properties from Tri-National Development

Plaza Rosarito
--------------
Senior Care International purchased 15 acres of undeveloped ocean-front land from Tri-National Holdings, S.A. de C.V. for $13,000,000 and 9 acres of land, where a partially completed shopping center is located, for $20,200,000. The payment was made by the issuance of 500,000 shares of the Company's Series F
Preferred stock. There is a recorded lien against the property for $9,200,000.
The purchase price has been reduced by the amount of the lien on a discounted basis totaling $5,545,000 (Note 5). The Company obtained independent appraisals of the value of properties acquired.





                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, CONTINUED

The Hills of Bajamar
--------------------
Senior Care International purchased from Planification Desarolles de Jatay, S.A.
de C.V., a total of 650 acres of unimproved land in Baja California del Norte for 300,000 shares of Series F Preferred valued at $14,950,000, based on an independent appraisal. The Company is obligated to pay approximately a non-interest bearing, unsecured notes aggregating of $11,262,000 to note holders
(Note 5) of Tri-National Development. The purchase price has been reduced by the amount of the lien on a discounted basis totaling $6,788,000 (Note 5).

Plaza Resorts
-------------
Senior Care International purchased approximately 16 acres of ocean front land within the Bajamar Golf and Country Club in the municipality of Ensenada, with plans for 328 timeshare units from Inmobilaria Plaza Baja California, S.A. de
C.V. The Company issued issuing 150,000 shares of Series F Preferred valued at
$16,079,000. Senior Care agreed to assume the outstanding mortgage on this property of $9,079,000. The Company obtained an independent appraisal of the value of property acquired. The purchase price has been reduced by the amount of the lien on a discounted basis totaling $5,473,000.

Portal Del Mar condominiums
---------------------------
Senior Care International purchased a 2/3rds undivided interest in a 6 acre development containing 126 partially completed condominium units overlooking the
Pacific Ocean just South of Rosarito Beach in Baja California. Senior Care issued 50,000 shares of Series F Convertible preferred valued at $6,000,000.
Senior Care agreed to assume its proportional share of the debt on this property or approximately $600,000. The Company obtained an independent appraisal of the value of property acquired. The purchase price has been reduced by the amount of the lien on a discounted basis totaling $362,000.

Oasis Planned Urban Development
-------------------------------
The Company formed Mantis Development, Inc. in November 2001 to acquire of a
750-acre, land tract and a 48-pad mobile home park near Oasis Nevada, which is to be developed into a fully planned urban development. On December 31, 2001, the Company closed escrow on the property. The purchase price can increase to
$40,000,000 based on additional milestones which considerable increase the value of the real estate acquired which, if earned, will be satisfied through additional shares of F Preferred. In connection therewith, the Company issued
600,000 shares of Series J Preferred stock valued at $15,870,000, based on an appraisal of $23,120,000, less assumed debt. The Company assumed debt totaling
$7,250,000 in connection with this transaction as discussed in Note 5.

The acquisitions during the year ended December 31, 2001, were all for real estate properties, which are not considered businesses; therefore, pro forma results of operations are not applicable.






                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE

Real estate consists of the following as of December 31, 2000 (as restated) and 2001:

                                                           December 31,
                                                     2000               2001
                                                 -------------     -------------
                                                 (as restated)
Real estate held for sale-
  Evergreen Manor                                $  7,583,000      $  3,576,000
Commercial rental property:
 Friendly Bear Plaza                             $  3,200,000      $  3,747,000
 Pecos Russell Business Center                              -         6,281,000
 Broadway Acacia                                    1,800,000
 Less - accumulated depreciation                     (224,000)         (433,000)
                                                 -------------     -------------
  Total Commercial Rental Property               $  4,776,000      $  9,595,000
                                                 =============     =============
Real estate held for development:
  Pecos Russell Business Center                  $  6,167,000     $           -
  Plaza Rosarito Shopping Center                            -        20,200,000

  Signature Properties                                608,000           619,000
  The Cottages at San Jacinto                         113,000         3,856,000
  Flamingo 55                                          92,000         1,232,000
  Hills of Bajamar                                          -        14,950,000
  Ocean Front-Rosarito Beach                                -        13,000,000
  Plaza Resorts                                             -        16,079,000
  Oasis PUD                                                 -        23,120,000
  Various other                                       295,000           291,000
                                                 -------------     -------------
                                                 $  7,275,000      $ 94,547,000
                                                 =============     =============
Undivided interest in real estate -
  Portal Del Mar                                            -         6,000,000

Real Estate Sold

Beginning in June 2001, the company sold 24 units of its Evergreen Manor development for total proceeds of $4,101,000. Proceeds from each closing have been used to pay-down the construction loan, a second trust deed and pay-off contractors for work performed on the project. In 2000, management of the company determined that the carrying value of the project would not be realized.
Accordingly, in 2000, a provision for impairment of $144,000 was charged to operations.

On May 31, 2001, the Broadway-Acacia building was sold to Broadway-Acacia LLC, an entity controlled by certain officers of Senior Care, for the return of 2,334 shares of the Company's common stock valued at $449,000 and the assumption of debt on the property totaling $1,000,000. The value of the shares returned amounted to approximately $9,000. In connection with this transaction, the Company recorded a loss of $678,000.





                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE

Capitalized interest costs on real estate under development at December 31, 2000 and 2001 included the following:

                                             2000              2001
                                         ------------      ------------

Pecos-Russell Business Center            $    97,000        $   75,000
Evergreen Manor                              396,000                 -
Flamingo 55                                        -            54,000
San Jacinto                                        -            29,000
Signature Properties                               -            11,000
                                         ------------      ------------
                                         $   493,000       $   169,000
                                         ============      ============

Interest costs incurred for years ended December 31, 2001 and 2000 are as follows:

                                             2000              2001
                                         ------------      ------------
                                        (as restated)
Interest capitalized on real estate
  under development                      $   493,000       $   169,000
Interest expenses                            921,000         2,855,000
                                         ------------      ------------
                                         $ 1,414,000       $ 3,024,000
                                         ============      ============






                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE, CONTINUED

The Company entered into contracts for deed to certain real properties in Baja
California, Mexico on May 22, 2001. Counsel for Senior Care in Mexico has rendered a legal opinion that Senior Care has a binding and fully enforceable contract for deed to this property, that by recording the notice of the lawsuit in Mexico, this gave notice to the world that Senior Care has a binding and enforceable contract and is entitled to take fee simple title to the property at any time subject to any pre-recorded liens. The Company is required to pay a transfer tax upon at the time of title transfer. The Company will obtain title after the development is complete, at which time the transfer tax must be paid.

SFAS No. 66 was considered when making a determination as to whether there was a sale to the Company of the Mexican properties. Under SFAS No. 66, "Accounting for Sales of Real Estate," par 6 states "A sale shall not be considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, and (d) all conditions precedent to closing have been performed.

The following facts were considered to conclude that a purchase of real estate assets occurred:

a. the parties are bound by the terms of a contract: Our Mexican legal counsel, Fernando Cervantes has opined that the parties are bound by the terms of the contracts in question and that if a lawsuit were filed or arbitration instituted in Mexico to request specific performance on the part of the sellers, the buyer would prevail.

b. all consideration has been exchanged: Acquisition consideration in the form of Series H preferred stock in Senior Care Industries, Inc. [Senior Care] was validly issued on the books of the company and was received by the various selling corporations. The shares presently are validly issued on the books of the Company, and upon certain dates being reached as set forth on the face of the stock certificates, Senior Care will be required to either redeem those shares for cash or will be required to issue its common stock in exchange therefor. There is no provision on the certificates or limitation which would prevent the holder of the shares from transferring them to a bona fide purchaser for value and the shares are out of the control of the issuer, may not be recalled or cancelled.

c. any permanent financing for which the seller is responsible has been arranged: This is not applicable in the current instance as there was no requirement to obtain financing as part of the closing requirements.

d. all conditions precedent to closing have been performed: When transfer of title is not completed, all other steps prerequisite to a sale must have taken place. When an escrow agent or attorney does not record the transfer of title on a timely basis for reasons not significant to the transaction, the date of sale for accounting purposes would likely be the date of closing (i.e., legal transfer of title and insurance risk) rather than the date on which the transfer was presented to governmental authorities for recording. Factors considered in meeting this requirement are as follows:

1. the seller warrantied that it had valid title to the properties and we were able to verify that this was true through counsel who conducted a search of the records of the recorder in the area where the property is located. We also obtained appraisals of the property from experienced and responsible appraisers who actually visited and photographed each of the properties in question.



                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE, CONTINUED

2. all necessary agreements and consents to the consummation of the transaction contemplated by the agreements, were been obtained by seller and delivered to buyer at or before closing. The contracts for deed themselves were executed and delivered as were the stock certificates, those being the only requirements precedent to closing of the transactions.

3. Senior Care has the present ability to pay all transfer taxes at the time transfer of title is requested and recorded, and such funds have been placed with legal counsel for payment when determined appropriate by management.

NOTE 5 - MORTGAGE NOTES

The Company had secured mortgage obligations as summarized below as of December
31, 2000 (as restated) and 2001:
                                                          December 31,
                                                     2000               2001
                                                (as restated)
                                                ------------        ------------
Broadway Acacia
---------------
A loan with a bank, bearing interest at
8.375% payable in monthly installments
of principal and interest of
$7,116 through March 2027.                      $   689,000         $         -

A Loan with a bank, bearing
interest at 11% payable in
monthly installments of principal
and interest of $2,200 through
January 2001. Balloon
payment due February 2001.                          312,000                   -

Friendly Bear Property
----------------------
A bank loan bearing interest at 8.50%, per
annum, 25 year amortization, monthly
payments of principal and interest $19,975,
all due & payable on Aug. 1, 2007                 2,112,000            2,433,000

Private loan bearing interest at 15% per
annum, interest only payments, due                        -              200,000
July 2002

Pecos Russell Business Center
-----------------------------
A bank loan bearing interest at 8.19%,
per annum, payable in monthly
installments of principal and interest of
$8,880, due on January 1, 2006                    1,132,000            1,120,000

A 2nd trust deed private party loan bearing
interest at 15% stated rate with a
19% default rate, interest only payable monthly,
currently in default and due on demand.             140,000              140,000

A bank loan bearing interest at 9.25%, per
annum, $9,090 monthly payments of
principal and interest, due February 2007           984,000              965,000




                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 5 - MORTGAGE NOTES, CONTINUED

Pecos Russell Business Center, continued
----------------------------------------
A private loan bearing interest at 9.5%, per
annum, payments of $1,412 monthly of
principal and interest, due July 2004                     -             144,000

A bank loan bearing interest at 8.19%, per
annum, payments of principal and interest
of $9,500 per monthly, all due February 2007      1,130,000           1,120,000

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing
interest at prime plus 1.25% payable in
interest only, monthly installments, payable
upon release provisions from sales
of units, which
are presently on-going                            4,831,000           2,006,000

A loan with a real estate broker at 15%
interest, payable upon release
provisions from sales of
units which are presently on-going                        -             220,000

Signature Properties
--------------------
Payable to private party, fully
satisfied on December 31, 2001
for 2,871,812 shares of common stock              2,297,000             128,000

Flamingo 55
-----------
A land loan with a bank, interest at
13% per annum, payable monthly
balloon payment due May 1, 2003                           -             675,000

Cottages of San Jacinto
-----------------------
Land loan with a private lender, interest
only at 13.50%, per annum, payable
monthly, principal due in balloon
payment on August 2002                                    -           1,922,000

Private load bearing interest at
18%, interest only payable monthly,
currently in default and due on demand                    -             551,000



                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 5 - MORTGAGE NOTES, CONTINUED

Plaza Rosarito
--------------
A lien on real property, interest-free,
face value of claim $9,200,000,
discounted using 10% per annum, payable
upon the sale of the property, net of
unamortized discount of $3,274,000
estimated date of ultimate sale of the
property and payment of loan
is April 30, 2006                                         -           5,926,000

Hills of Baja Mar
-----------------
Obligation to bond holders of interest-free,
Tri-National Development, claim
$11,262,000, discounted using 10%, per annum,
payable upon the sale of the
property, net of unamortized discount of
$4,008,000, estimated date of ultimate
sale of the property and payment of loan
is April 30, 2006                                         -           7,254,000

Plaza Resort
-------------
Note Payable to a Mexican bank, interest-free
face value discounted using 10%,
per annum, payable upon the sale of the property,
 net of unamortized discount of
$3,231,000, estimated date of ultimate sale of
the property and payment of loan is April 30, 2006        -           5,848,000

Portal Del Mar
--------------
Payable to original seller on completion of
project, face value $600,000,
discounted using 10%, per annum, payable
upon the sale of the property, net of
unamortized discount of $214,000, estimated
date of ultimate sale of the
property and payment of
loan is April 30, 2006; no due date                       -             386,000

Oasis Planned Urban Development
-------------------------------
A loan from the seller, interest at 7% per
annum, payable quarterly together
with principal of $31,475 beginning March,
2004 due January 2006                                    -            7,250,000
                                               ------------        ------------
Total                                            13,627,000          38,288,000
                                               ============        ============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 5 - MORTGAGE NOTES, CONTINUED

Future annual minimum principal payments of mortgage notes as of December 31, 2001 over the next five years, and thereafter are as follows:

   Year ending
    2002                                       5,239,000
    2003                                       1,003,000
    2004                                         344,000
    2005                                         200,000
    2006                                      28,702,000
    Thereafter                                 2,800,000
                                             ------------
                                             $38,288,000
                                             ============

NOTE 6 - NOTES PAYABLE

The Company had other obligations as summarized below as of December 31, 2001 (as restated) and 2001:

                                                     December 31,
                                                  2000             2001
                                              -----------      -----------
Unsecured acquisition note
with principal and accrued interest
due on April 29, 2004, as extended              $ 700,000       $  700,000

Credit facility with a financial
institution, variable interest at a referenced
prime rate, plus 3.5% per annum, 12.5%,
per annum, or $10,000, whichever is
greater, payable monthly, expires
August 31, 2002, renewable
annually by mutual written consent                585,000          384,000
                                               ----------       ----------
                                               $1,285,000       $1,084,000
                                               ==========       ==========


Noble has a credit line with a financial institution, which is secured by substantially all the assets of Noble, and guaranteed by the Company. Noble can borrow 80% of eligible accounts receivable. Eligible accounts receivable are receivables which are due within a period of 90 days. During 2000, the Company paid off an equipment term loan and an inventory line in 2001. The agreement expires August 31, 2002. The agreement requires the Company to pay an annual fee of $27,000, and a monthly administrative fee equal to 0.34% of the gross accounts receivable balance, payable monthly. Since inception of the agreement in August 31, 2000, the Company has been required to pay the minimum interest of $10,000 per month causing the effective interest rate to exceed the maximum stated rate of 12.5%, per annum. The weighted average effective interest rate on borrowings under this agreement during the year ended December 31, 2001 is approximately 33$, per annum.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2000, the Company had amounts due totaling $1,270,000, including accumulated and unpaid interest, interest at 10%, per annum. See next paragraph for further discussion of this note which was assigned to an affiliate.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES, CONTINUED

At December 31, 2001, the Company has an unsecured credit line with an affiliate which accrues interest at 10%, per annum, payable together with the principal advanced, four (4) years from date of each advance. The credit line currently has no expiration date. The note holder has granted an irrevocable commitment of up to $1,000,000 through December 31, 2002, and the holder has agreed not to terminate the credit line until after March 31, 2003, as a means to ensure the Company meets its working capital requirements. As of December 31, 2000, the Company had amounts due totaling $1,270,000 from this affiliate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

Noble leases two buildings, a manufacturing plant, an adjacent warehouse and a showroom in San Francisco, which require monthly payments of approximately $13,000, $11,000 and $6,000 per month, respectively; the leases expire in September 2003, September 2003 and June 2003 respectively.

The Company leases its corporate headquarters, which requires monthly payments of approximately $5,833 per month and expires in June 2004. The building is owned by a related entity.

Future annual minimum lease payments under non-cancelable operating leases at December 31, 2001, are as follows:

     Year                                                     Total
     ----                                                     ------
     2002                                                   $432,000
     2003                                                    332,000
     2004                                                     32,000
                                                            ---------
     Total                                                  $796,000
                                                            =========

Contingencies
-------------

Rent USA Equipment Leases

On January 23, 2001, the Company leased mining equipment which it in turn sub-leased to Equip USA, a wholly owned subsidiary of Rent USA. The leases were obtained and the Company agreed to become liable under the terms of the leases based upon Rent USA's representation that the equipment would be leased continually for at least the first two years to a single user under a written contract for the rental of the equipment.

The Company's management discovered that after only three months use, the equipment was being returned to the Company by the end user and that the Company would have to find a new user for the equipment. The Company's management negotiated with the original lessor of the equipment to find a new lessee for that equipment, unsuccessfully. The Company brought suit against Rent USA, Equip USA, an affiliate, and their management team for breach of contract, fraud and deceit. The lessors of the leases have also brought suit against the Company to collect the deficiency.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company claims that any loss which it may suffer as a result of the deficiency should be assessed against Rent USA, Equip USA, its officers and directors and that the lessors themselves should assume a part of the liability due to kick backs which were built into the lease contracts by sales personnel of the lease companies resulting in fraud against the Company and the share purchase transaction void. However, because the leasing company is seeking a deficiency against the Company, management believes that it may ultimately be responsible for approximately $300,000 in deficiencies. Management recorded a provision for loss during the year ended December 31, 2001.

Tri-National

On December 14, 2001, the Company and its subsidiary, Senior Care International, filed a complaint in the United States Bankruptcy Court in the Southern District of California against Tri-National Development Corp. and four of its Mexican subsidiaries which own real property in Mexico. The complaint seeks declaratory and injunctive relief. The complaint requests, among other things, that the Bankruptcy Court declare that Senior Care International has a right to complete the transfer of title in the real property and stock in Mexican subsidiaries of Tri-National in accordance with Senior Care's contracts for deed. The complaint further requests a finding that the automatic stay provided by the Bankruptcy Code does not prohibit the Company from taking all necessary actions to protect and preserve its Mexican property.

On or about February 15, 2002, Tri-National filed a motion to extend the exclusivity period of the debtor for filing a plan of reorganization. Both the unsecured creditors' committee and the Company opposed this motion because the Company desires to propose its own plan of reorganization of the assets of Tri-National. The motion was granted and the time for filing a plan was extended to July 31, 2002. Tri-National also filed a complaint against the Company alleging misrepresentations at the time of sale. This action is the discovery stage and the outcome cannot be presently assessed; however, management intends to vigorously seek its own damages and defend itself against these allegations. According to the Company's bankruptcy counsel, executory contracts are not the jurisdiction of the Bankruptcy court. No provision for loss has been recorded in these consolidated financial statements since management believes any liability is remote.


NOTE 9 - CAPITAL TRANSACTIONS

General
-------

These financial statements have been adjusted to reflect a 1 for 30 reverse split of common stock in Senior Care, which became effective on March 15, 2001 (Note 1). The Company's articles of incorporation, as amended, authorize a total of 110,000,000 shares with a stated par value of $.001 per share. All shares of common stock and preferred stock are entitled to one vote each.

On August 11, 2000, the Company declared an 11 for 10 stock dividend resulting in an additional 33,111 shares issued. The stock dividend was accounted for as a charge to accumulated deficit since the effect of the dividend was less than 20% of the total shares outstanding on the date of declaration, as required by accounting standards, even though the Company has no accumulated earnings. The total charge to accumulated deficit was $1,243,000.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL TRANSACTIONS, CONTINUED

Acquisitions
------------

Refer to Note 3 for discussion of capital stock issued for real estate purchases and the acquisition of Noble.

Stock-based Compensation
------------------------

The Company issued stock during the years ended December 31, 2000, as restated, and 2001 in lieu of cash compensation to various individuals and entities for services rendered as follows:

                                                                       Compensatory
Purpose for                          Share Issued                          Value
Issuing Stock                    2000             2001              2000           2001
--------------------------     ---------        ---------        ----------     ----------
Accounting                          233                 -       $    33,000    $         -

Legal                             4,162           200,000           573,000        202,000

Real estate due diligence,
 prospecting & consulting        63,837         3,837,000         1,225,000      4,910,000

Director fees                     3,334           200,000           102,000        203,000

Employee compensation,
 excluding Chief Executive       19,499         1,800,000           659,000      1,997,000

Chief Executive                     417         8,000,000            41,000      8,000,000

Other                                 -                 -                 -              -
                               ---------     ------------      ------------   ------------
Totals                           91,482        14,037,000       $ 2,633,000    $15,312,000
                               =========     ============      ============   ============

Stock issued to cancel notes payable
------------------------------------

The Company issued stock during the years ended December 31, 2000 and 2001 to pay debts in lieu of cash as follows:


                                                                       Compensatory
Purpose for                          Share Issued                          Value
Issuing Stock                    2000             2001              2000           2001
--------------------------     ---------        ---------        ----------     ----------
Payment to contractors                 -            1,683                 -    $   14,000

Payoff mortgage                        -        2,871,812                 -     2,068,000
--------------------------     ---------     ------------      ------------   ------------
Total                                  -        2,873,495                 -    $2,082,000
                               =========     ============      ============   ============

2000 Issuances:

During 2000, the Company issued 68,232 shares of common stock for legal, accounting and real estate due diligence, prospecting and consulting services valued at $1,831,000 based on the quoted market price less a discount of 10% for transfer restrictions.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------
NOTE 9 - CAPITAL TRANSACTIONS, CONTINUED

In April 2000, the holders of 400,000 shares of B Preferred converted their shares into 66,667 shares of common stock under its terms.

In April 2000, the Company issued 5,000 shares of common stock to the former owners of two properties acquired in April 1999 pursuant to settlement agreements. In connection with these issuances, the Company charged operations for the market value of the stock or $491,000.

As discussed in Note 3, the Company issued 25,000 shares of common stock valued at $2,453,000 for the assets net of liabilities assumed of Noble.

During 2000, the Company issued a total of 23,250 shares valued at $805,000 its officers and directors.

In October 2000, the Company issued 3,301 shares of common stock to non-resident investors pursuant to Regulation S of the Securities Act in exchange for $51,000 in cash. In connection with this issuance, the Company recorded a charge to operations for $72,000 in expense recognized for the sale of stock below market value included in other expense in the accompanying statements of operations.

2001 Issuances:

During 2001, the Company issued 4,037,000 shares of common stock for legal and real estate due diligence, prospecting and consulting services valued at $5,112,000 based on the quoted market price less a discount of 10% for transfer restrictions.

In February 2001, the Company issued 2,800 shares of common stock to the former owner of a property acquired in April 1999 pursuant to a settlement agreement. In connection with these issuances, the Company charged operations for the market value of the stock or $41,000.

In February 2001, the Company issued 24,793 shares of common stock to non-resident investors pursuant to Regulation S of the Securities Act in exchange for $8,000 in cash. In connection with this issuance, the Company recorded a charge to operations for $88,000 in expense recognized for the sale of stock below market value included in other expense in the accompanying statements of operations.

As noted in the above table, the Company issued a total of 2,873,495 valued at a total of $2,082,000 in settlement of debt in December 2001 and unpaid contractor invoices in February 2001.

In April 2001, the Company issued a total of 1,565,000 shares of common stock for the acquisition of two real estate properties. The stock was valued at market quotes less a 10% discount for transfer restrictions or a total of $1,662,000.

As discussed in Note 3, on May 31, 2001, the Company sold the Broadway-Acacia building to Broadway-Acacia LLC, an entity controlled by certain officers of Senior Care, for the return of 2,334 shares of the Company's common stock valued at $795,000 and the assumption of debt on the property totaling approximately $1,000,000. The value of the shares returned amounted to approximately $9,000. In connection with this transaction, the Company recorded a loss of $687,000.

Preferred Stock
---------------
The Company has filed with the Secretary of State of the State of Nevada Certificates of Powers, Designations, Preferences and Rights regarding Series A, Series F and Series G, Series J and Series K preferred stock. As discussed above, each share of preferred stock is entitle to one vote, same as common stock rights. None of the shares issued to date have any liquidation value. Additional powers, designations, preferences and rights are summarized below:

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL TRANSACTIONS, CONTINUED


A Preferred
-----------
On January 23, 2002, the Board of Directors authorized and granted an option to two officers acquire 30,000,000 shares of Preferred stock ("A Preferred") in the aggregate. Each share of A Preferred is voting, but provides no rights to dividends nor contains a liquidation preference. The A Preferred is purely a "poison pill" and, therefore, the option to acquire the shares of A Preferred is contingent upon a hostile takeover attempt. As of April 15, 2002, the option is not exercisable. Any consideration with respect to the option to acquire the A Preferred will be triggered upon the event of a hostile take-over attempt.

D Preferred
-----------
On October 3, 2000, the Board of Directors authorized Series D Preferred Stock ("D Preferred"). The Company entered into an agreement to acquire 5,000,000 shares of Rent USA, which represented 44% of the voting stock. The Company issued 2,000,000 shares of D Preferred on the basis that the Company's pro rata share of the estimated fair value of the underlying assets of Rent USA, primarily construction equipment, was $2,250,000. The Company recorded the D Preferred based on the underlying value of the Company's common stock based on the conversion into common stock on a one-to-one basis or $2,250,000. On May 15, 2001, the Company's Board of Directors rescinded the transaction because of fraudulent actions by Rent USA management. The Company's management believe that D Preferred held by Rent USA was void. Management of Rent USA returned the D Preferred shares in return for the Rent USA shares held by the Company in an effort to void the transaction.

F Preferred
-----------
During 2001, the board of directors authorized the issuance of 1,050,000 shares of Series F Convertible preferred for the purchase of properties in Baja California del Norte, Mexico. These shares are convertible into common stock of Senior Care on a formula which allows 20% of the number of preferred shares to be converted into common stock on the 24 month anniversary date of the issuance of the preferred shares and 20% of the preferred shares convertible on each anniversary date thereafter until all shares have been converted. The period of the conversion, therefore, is six years from the date of issue. Each share of Series F preferred converts into 20 shares of common stock. However, Senior Care has, at its sole discretion, redeem the preferred shares prior to the conversion date by payment of cash either to the seller or to a lien holder of the seller upon 30 days prior to the conversion date. In the event of redemption, and the redemption is to be paid through the sales of the underlying real property the exact payment terms as to each parcel of real property will vary depending on whether cash is paid from sales of properties. Since the Company has the sole right to redeem the F Preferred, the conversion into common stock will be a forced conversion. The number of common shares which may result from the conversion of Series F preferred, if not redeemed by the Company, will not change.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL TRANSACTIONS, CONTINUED

Optional Redemptions from date of issue April 30, 2001:

                F Preferred     Optional          Shares of
Period             Shares      Redemption        Common Stock
------          -----------    ----------        ------------

Plaza Rosarito:
24 months:          73,000   $  4,800,000          1,460,000
36 months:          73,000      4,800,000          1,460,000
48 months:          73,000      4,800,000          1,460,000
60 months:          73,000      4,800,000          1,460,000
72 months:          73,000      4,800,000          1,460,000
                  ---------    -----------        -----------
Total:             165,000    $24,000,000          7,300,000

Hills of Bajamar:
24 months:          14,400    $   718,000            912,000
36 months:          14,400        718,000            912,000
48 months:          14,400        718,000            912,000
60 months:          14,400        718,000            912,000
72 months:          14,400        717,000            912,000
                  ---------    -----------        -----------
Total:              72,000    $ 3,588,000          4,560,000

Plaza Resorts:
24 months:          30,000    $ 1,400,000            600,000
36 months:          30,000      1,400,000            600,000
48 months:          30,000      1,400,000            600,000
60 months:          30,000      1,400,000            600,000
72 months:          30,000      1,400,000            600,000
                  ---------    -----------        -----------
Total:             150,000    $ 7,000,000          3,000,000

Portal Del Mar:
24 months:          10,000    $ 1,200,000            200,000
36 months:          10,000      1,200,000            200,000
48 months:          10,000      1,200,000            200,000
60 months:          10,000      1,200,000            200,000
72 months:          10,000      1,200,000            200,000
                  --------     ----------         -----------
Total:              50,000    $ 6,000,000          1,000,000
                  --------     ----------         -----------
Total available
 for redemption    687,000    $40,588,000         15,860,000
                 =========     ==========         ==========

The remaining F Preferred, see below, of the 1,050,000 shares issued will be returned upon the repayment of the obligations, at face value, as specified below:

Project            F Preferred       Face Value
Obligator             Shares       of Obligations
---------------    -----------     --------------
Plaza Rosarito
 Noteholders          135,000        $ 9,200,000

Hills of Bajamar
Creditor lien         228,000         11,262,000
                    ---------        -----------
                      363,000        $20,462,000
                    =========        ===========

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL TRANSACTIONS, CONTINUED

G Preferred
-----------
On April 30, 2001, a total of 3,163 shares of Series G preferred ("G Preferred") shares were authorized and issued in connection with certain settlements with existing common shareholders which demanded relief from the Company's one (1) for 30 reverse stock split. The shares were valued at $190,000 and charged to operations. The G Preferred shares are convertible into 60 shares of common stock on a formula, which allows conversion of 20% of the number of preferred shares held by an individual preferred shareholder on the anniversary date of the issuance of those preferred shares and 20% on each anniversary date thereafter until all preferred shares have been converted. The conversion period is five years from the date of issuance. The 3,163 Series G preferred shares will convert into 189,780 shares of common stock.

J Preferred
-----------
A total of 600,000 shares of Series J preferred shares ("J Preferred") wereoutstanding held by one (1) shareholder. Each share of J Preferred has been assigned a value as of the issuance date of $3.85 per share, based on the an independent appraisal of the real estate acquired, less assumed debt, of $15,870,000 (Note 3). Over a period of 10 years, the Series J preferred converts into common stock, 20% of the Series J preferred converting after 24 months and additional 20% conversions occurring on each 24 month anniversary date. A total of $15,870,000 will be paid in common stock on the conversion date using the average ask price of that stock during the 10 day period prior to the actual conversion. The shares are voting and have no liquidation value.

K Preferred
-----------
The board of directors authorized and the Company issued an aggregate of 50,000 shares of Series K Preferred Shares ("K Preferred") on October 10 2001, valued at $2,000,000. The shares were issued pursuant to certain settlements reached with certain former sellers of assets to the Company. The K Preferred was issued because the sellers of certain assets suffered a decline in share value held by these individuals. These shares convert into common stock, each share converting into a sufficient number of common shares which equals a price of $40.00 for each K preferred share on the conversion date. On the conversion date, the average ask price of that stock during the 10 day period prior to the actual conversion will be used to determine underlying value of each share of common stock. A a total of 20% of the outstanding shares convert each year for a period of 5 years. Assuming a recent ask price of Senior Care at $.40 per share, 5,000,000 shares of common stock would be issued over the conversion period.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES

The deferred income tax balances at December 31, 2000 (as restated) and 2001 are comprised as follows:

                                                         December 31,
                                                   2000              2001
                                                -------------     ------------
                                               (as restated)
Deferred income tax assets:
    Net operating loss carry forwards           $   3,700,000     $11,880,000
    Accrued expenses                                        -         120,000
    Valuation allowance                            (3,700,000)    (12,000,000)
                                                -------------     ------------
                                                            -                -
                                                =============     ============

The valuation allowance for deferred tax assets increased approximately $8,300,000.

At December 31, 2001, the Company had net operating loss ("NOL") carryfowards for Federal and California income tax purposes of approximately $30.0 million and $30.0 million, respectively. Federal NOLs will begin to expire in 2019 and fully expire in 2021, and California NOLs will begin to expire in 2004 and will fully expire in 2014.

In 2000 and 2001, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax assets.

As a result of changes in ownership in the first quarter of 2001, the Company's use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 20 and 5 years for federal and state tax purposes, respectively.

NOTE 11 - SEGMENT INFORMATION

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

Senior Care has developed the following segment information, the first being from rental income which the Company receives from the rental of its income real property, Broadway-Acacia, Pecos Russell Business Center and Friendly Bear. The second is income received from the Noble Furniture manufacturing operation.

Commercial Rental Property
--------------------------

Rental property as of December 31, 2000 was comprised of Broadway Acacia, in Laguna Beach, CA and Friendly Bear Plaza in Las Vegas, Nevada.

The assets and liabilities associated with these properties are as follows:


Name of Asset               Assets                    Less: Liabilities           Net Assets
----------------------------------------------------------------------------------------------------
                            12/31/00     12/31/01     12/31/00     12/31/01    12/31/00    12/31/01
                            ------------------------------------------------------------------------
Broadway Acacia             1,576,000            -   (1,001,000)          -      575,000           -
Friendly Bear               3,200,000    3,541,000   (2,112,000) (2,433,000)   1,088,000   1,108,000
Pecos Russell                       -    6,054,000            -  (3,489,000)           -   2,565,000
                            ------------------------------------------------------------------------
Total Rental Property       4,776,000    9,595,000   (3,113,000) (5,922,000)   1,663,000   3,673,000


                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION, CONTINUED

Income from the rental property segment and expenses incurred in connection with that segment for the 12 month period ended is as follows [there was no separate reporting of segments during the year 1999 due to the fact that the Company was beginning its operations and had not yet identified segments]:

                                     2000                2001
                                 ------------        -----------
Rental Income                    $   644,000         $  875,000
Less: Cost of revenues               288,000            619,000
      Interest                       376,000            476,000
                                 ------------        -----------
Loss Attributable to
 Rental Operations:              $  (200,000)        $ (220,000)
                                 ============        ===========

Noble
-----
Balance Sheet Data
                                                          December 31
                                                -------------------------------
                                                    2000               2001
                                                (as restated)

Current assets                                 $ 1,202,000        $ 1,036,000
Property and equipment, net                        958,000            795,000
Intangible assets, net                           1,050,000            917,000
Other                                               16,000             19,000
                                                 ---------          ---------
 Total Assets                                  $ 3,226,000        $ 2,767,000
                                                 =========          =========

Current liabilities                            $ 1,119,000        $   907,000

Equity                                           2,107,000          1,860,000
                                                 ---------          ---------
  Total liabilities and equity                 $ 3,226,000        $ 2,767,000
                                                 =========          =========

Income and expenses incurred in connection with the Noble manufacturing operations are as follows:

                                                        December 31
                                              -------------------------------
                                                  2000               2001
                                              (as restated)

Net sales                                     $3,587,000         $4,700,000
Cost of sales                                  3,351,000          3,878,000
                                               ---------          ---------
  Gross profit                                   236,000            822,000

Selling and marketing expenses                   186,000            269,000
General and administrative expenses              304,000            643,000
Interest expense                                  81,000            158,000
                                               ---------          ---------
Total expenses                                   571,000          1,070,000
                                               ---------          ---------
Net loss                                      $ (335,000)        $ (248,000)
                                               =========          =========

The assets of Noble are pledged as collateral in connection with its credit facility.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 12 - MANAGEMENT'S PLANS

Management's Plans

During the years ended December 31, 2000 and 2001, the Company incurred net losses of $5,920,000 and $21,663,000, respectively. In 2001, the Company's losses included $15,312,000 stock-based compensation and other non-cash transactions. At December 31, 2001, the Company's current liabilities exceed current assets by $712,000. To date, the Company has funded its working capital requirements from cash obtained from equity lines of credit, $3,500,000 of which is from an affiliate, which expires in August 2004. This agreement is irrevocable until March 2003, with guaranteed advances of approximately $1.2 million. The Company currently has $1,714,000 available under the credit facility with this affiliate.

Net cash provided by operating activities totaled $928,000 for the year ended December 31, 2001. The Company's cash flows were positive due to the sales of its real estate inventories. Management expects the sales of its real estate inventories to continue in 2002 to generate additional cash flows. Net cash provided by investing activities totaled $82,000 for the year ended December 31, 2001, largely due to the fact the Company has acquired real property by issuance of its preferred shares, which have no mandatory redemption provisions or redemption provisions which are outside the Company's control. Management does not expect to incur significant cash to be used in investing activities in 2002.

Requirements for cash during the next 12 months will be the need for cash for real estate development project. Initially, there is the need for cash to purchase land. Secondly, there is a need for cash to provide the entitlements to ready property for construction. Finally, there is the need for cash to build the project.

Senior Care attempts to purchase land in exchange for stock, either common or preferred or, in certain circumstances, a combination of both. In these instances there may be no requirement for cash other than for entitlements which may need to be done either prior to the taking of title or after we secure title. When there is a need for cash, then the Company anticipates raising that cash by the formation of a limited partnership where the limited partners will receive an equity participation in the ownership of the project in exchange for cash. Senior Care or its subsidiary acts as the general partner in these transactions and would normally hold a controlling interest in the partnership. Monies invested in these partnerships is used for the purchase of land and securing of entitlements when necessary. Construction generally will come from construction loans which the Company will obtain directly from bank lenders or other institutions.

As of December 31, 2001, Senior Care had not yet arranged construction financing for its Flamingo 55 project, the Cottages at San Jacinto or for the apartment complex in New Mexico. Management is working to obtain construction financing for these projects from lending institutions. However, there is no assurance that any financing will be found. If Senior Care is not able to find the necessary financing or fund the loan commitment it already has, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer any loss due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approval.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 12 - MANAGEMENT'S PLANS, CONTINUED

Recent appraisals indicate the Company's Flamingo 55, The Cottages at San Jacinto, and Signature Apartments properties have a fair value that exceeds the carrying value by $2.5 million. In the event the Company requires capital for its operations in 2002, the Company may be required to sell certain of its properties to generate additional cash flows. Management believes the Company has the ability to meet its working obligations requirements as they become due, based its available credit lines, over the next 12 months,

Subsequent to the next twenty-four months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from the sale of our condominiums, single family residences, from rents from our buildings including both commercial and residential properties, from profits in our manufacturing facility, investment funds received from limited partnerships and further borrowings against credit lines which we already have available to us. We may obtain future funding through new private financings and public offerings of debt and equity securities and most certainly, will continue to borrow money from banks and savings institutions to continue construction projects and real estate development projects.

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

Senior Care management discovered that after only three months use, the equipment was being returned to Senior Care by the end user and that Senior Care would have to find a new user for the equipment. By this time, Rent USA management who had expertise in the rental, repair, maintenance and operation of the equipment had left Rent USA, Rent USA was no longer doing any appreciable business and it appeared that Senior Care would be required to take over the entire equipment rental operation. Senior Care was unwilling to do so. Furthermore, management of Senior Care without the management of Rent USA, has no expertise in the equipment rental business. As a result, Senior Care negotiated with the original lessor of the equipment to find a new lessee for that equipment. It has also brought a lawsuit against all of the individuals and entities involved in this matter. To obtain complete details on this lawsuit, readers are advised to review the litigation section of this report.

Commitments on Baja California Properties
-----------------------------------------

Senior Care committed that it would make the following payments to creditors of Tri-National Development Corporation when Senior Care International, S.A. de C.V. entered into contracts for deeds to Plaza Rosarito to pay Capital Trust from the proceeds of the development of that property as follows:

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

500,000 shares           135,000 shares                    365,000 shares to be
Series F preferred       Redeemed by Capital Trust         Redeemed, 20% after
                         Payment                           4/30/2003 and 20%
                                                           Each year thereafter

Then, the following amounts must be paid to redeem the preferred stock or issue common stock as follows:

24 months: $ 4,800,000 or issue 1,460,000 shares of common stock 36 months: 4,800,000 or issue 1,460,000 shares of common stock 48 months: 4,800,000 or issue 1,460,000 shares of common stock 60 months: 4,800,000 or issue 1,460,000 shares of common stock 72 months: 4,800,000 or issue 1,460,000 shares of common stock
              -----------        -----------
Total:        $24,000,000 or       7,300,000 shares of common stock

Also, in connection with the contract for deed to 650 acres on the Hills of Bajamar, Senior Care International likewise committed to pay certain noteholders from the proceeds of that development as follows:

Purchase Price           Reduction by Payment              Balance to be
                         To Note Holders                   Converted
--------------------------------------------------------------------------------
$14,950,000              $11,262,481                       $3,687,519

300,000 shares           228,000 shares                    72,000 shares to be
Series F preferred       Redeemed by note payments         Redeemed, 20% after
                                                           4/30/2003 and 20%
                                                           Each year thereafter

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 12 - MANAGEMENT'S PLANS, CONTINUED

Then, after the note holders are paid, the amount Senior Care must redeem the preferred stock or issue common stock as follows:

24 months:    $  717,504 or issue 912,000 shares of common stock
36 months:       717,504 or issue 912,000 shares of common stock
48 months:       717,504 or issue 912,000 shares of common stock
60 months:       717,504 or issue 912,000 shares of common stock
72 months:       717,503 or issue 912,000 shares of common stock
              ----------         --------
Total:        $3,587,519 or     4,560,000 shares of common stock


NOTE 13 - SUBSEQUENT EVENTS

On January 23, 2002, the board of directors authorized the issuance of 3,300,000 shares of common stock to the directors and officers of the Company. The shares were valued at $2,475,000 based on the market quotes on the date authorized. The Company will record such as compensation expense in the first quarter of 2002.

On January 25, 2002, the Company entered into a consulting agreement for investor relation services for a period of one year. Pursuant to the agreement, the Company issued 100,000 shares of restricted common stock into an escrow account in the name of the consultant. The shares were valued at $56,700 based on quoted market prices including a 10% discount for transferability restrictions.

On January 23, 2002, the shareholders approved to increase the authorized shares of all classes of stock to 110 million shares, $0.001 par value per share.

Subsequent to year end, the Company's board of directors approved the formation and has formed limited partnerships for the purpose of developing Flamingo 55, The Cottages at San Jacinto and Plaza Rosarito whereby a wholly owned subsidiary of Senior Care will become the general partner. It is contemplated that the money raised from the limited partners will pay off the land loans and will then commence development of those properties.