Form 10KSB/A
period 2001-12-31
SENIOR CARE INDUSTRIES INC
filed 2002-04-19
CIK 1095175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB
                                 Amendment No. 1

                 This amendment is being made to provide certain additional financial disclosure in the financial statements which were unintenionally omitted from the original filing on April 16, 2002

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

11. Portal Del Mar condominiums: Senior Care International entered into a contract for deed to purchase a 2/3rds undivided interest in a 6 acre development containing a partially completed condominium project which when completed will contain 123 2 and 3 bedroom condominium units overlooking the Pacific Ocean just South of Rosarito Beach in Baja California. Senior Care paid 100,000 shares of Series F Convertible Preferred on a value of $6,000,000. The owner of this property is Tri-National Portal which is 1/3rd owned by Tri-National Development which is in bankruptcy. The other shareholders in that corporation are Bersain Guiterrez who owns 1/3rd of the stock and Silver Pointe Investments LLC which owns the other 1/3rd. Bersain Guiterrez is also the managing member of Silver Pointe Investments, LLC. The 1/3rd undivided owner of the property is also Bersain Gutierrez who is the manager of the property, maintains the property and acts as the manager to current residents.

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
Center                                             bulk         4/30/99                  As of
24,000 square foot office mall                     purchase(1)  3,254,000                1/3/2002
                                                                        12/31/01





Location of property      Acquisition   Original     Cash or     Loans     Capital        Current
                          Date          Price        Stock                 Expenditures   Appraised
                                                                                          Value
                          --------------------------------------------------------------------------
                                          As of December 31, 2001
----------------------------------------------------------------------------------------------------

Plazas Resort             5/22/01      7,000,000     150,000      9,079,055      -0-      16,000,000
16 acres raw land                         + loan     Series F                             3/06/02
                                          Assumed    Preferred
                                                     Converts to
                                                     7,000,000 cash
                                                     or 3,000,000
                                                     Common shares

Plaza Rosarito            5/22/01     24,000,000     500,000       9,200,000     -0-       33,200,000
9 acre partially completed               + note to   Series F      To Capital Trust (2)    4/9/01
shopping center &                      be paid to    Preferred
15 acres raw land                      Capital Trust converts to
                                                     24,000,000 cash
                                                     or 7,300,000
                                                     Common shares

Portal Del Mar            5/22/01      6,000,000     100,000        600,000      -0-       6,000,000
123 unit unfinished                                  Series F                             3/06/02
condominium development                              Preferred
                                                     converts to
                                                     6,000,000 cash
                                                     or 1,000,000
                                                     Common shares

San Jacinto               5/10/01      3,000,000   2,000,000     2,000,000     159,000    4,020,000
223 lots                                           Cash          5/10/01                1/26/02
                                                   1,300,000
                                                   Common
                                                   Shares

Signature Apartment       4/30/99        560,000   part of bulk   128,000      48,000    3,100,000
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

Sales from each segment comprised the following percentage of total revenue for the company for the period indicated:


                                                 Year ended December 31,
                                      2001        % of total  2000 as restated % of total
                                     ----------------------------------------------------
rental income                        $   875,000     8%         $   644,000       15%
furniture sales                        4,700,000    49%           3,587,000       85%
condominium sales                      4,101,000    43%                   -


Cost of Good Sold
-----------------

For the year ended December 31, 2001, the cost of goods sold was $3,878,000 from our furniture manufacturing operations as compared to $3,262,000 for the year ended December 31, 2000 as restated. Cost of sales of condominiums totaled $4,006,000 for the year ended December 31, 2001. There were no condominium sales during the year ended December 31, 2000.

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

                                       Year ended December 31,
                                     2000     (as restated)  2001
                                    -------------------------------
Loss reported                       $ 5,920,000         $ 21,663,000
Stock based compensation             (2,633,000          (15,312,000)
Impairment of equity                 (1,234,000)                   -
Loss on settlements                    (491,000)          (2,231,000)
Loss on sale of property                                    (678,000)
                                    -----------         ------------
Loss without special items:         $ 1,562,000         $  3,442,000
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

The following table shows the increase in value of the following buildable projects where Senior Care is presently working to obtain construction loans based upon recent appraisals:


Name of project             Purchase price    Additional     Total                  Appraisal
                                              Investment     Investment
---------------------------------------------------------------------------------------------------

Flamingo 55                 $   990,000         $ 120,000     $ 1,110,000            $ 1,155,000
                                                                                     10/10/01

The Cottages at San Jacinto   3,000,000           159,000       3,159,000              4,020,000
                                                                                     1/26/02

Signature Apartments            560,000            48,000         608,000              3,100,000
                                                                                     5/20/00
                            -----------         ---------     -----------            -----------
Total:                      $ 4,550,000         $ 327,000     $ 4,877,000            $ 8,275,000

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

ITEM 13: EXHIBITS & REPORTS ON FORM 8-K

The following exhibits are attached to this annual report:

Exhibit 3(i)a: Articles of Incorporation [incorporated by reference filed on Form 10-SB on December 27, 2000]

Exhibit 3(i)b: Agreement and Plan of Merger [incorporated by reference filed
               On Form 10K-SB on April 16, 2002]

Exhibit 3(i)c: Amendment to Articles of Incorporation increasing share authorization [incorporated by reference filed in Definitive Information Statement on Form 14c on
               February 12, 2002]

Exhibit 3(ii): Bylaws [incorporated by reference filed on Form 10K-SB on
               April 16, 2002]

Exhibit 4a: Certificate of Powers, Designations, Preferences & Rights of Series F Preferred stock [incorporated by reference filed on Form 10K-SB on April 16, 2002]

Exhibit 4b: Certificate of Powers, Designations, Preferences & Rights of Series G Preferred stock [incorporated by reference filed on Form 10K-SB on April 16, 2002]

Exhibit 4c: Certificate of Powers, Designations, Preferences & Rights of Series J Preferred stock [incorporated by reference filed on Form 10K-SB on April 16, 2002]

Exhibit 4d: Certificate of Powers, Designations, Preferences & Rights of Series K Preferred stock [incorporated by reference filed on Form 10K-SB on April 16, 2002]

Exhibit 10a: Audit Committee Charter [incorporated by reference filed in Definitive Information Statement on Form 14c on February 12, 2002]

Exhibit 10b: 2001 Stock Option Plan [incorporated by reference filed on Form 10K-SB on April 16, 2002]

Exhibit 10c: Employment Agreement with Mervyn A. Phelan, Sr. [incorporated by reference filed on Form 10K-SB on April 16, 2002]

Exhibit 10d: Acquisition Agreement for Oasis PUD & related documents

Exhibit 13:  Auditor's Report and Amended Financial Statements

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

     SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and has duly caused this annual report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Laguna Beach, State of California, on this 17th day of April, 2002.

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

/s/ Craig Brown
-------------------------
President & Director

/s/ Bob Coberly
------------------------
Vice President, Treasurer
& Director

/s/ Scott Brake
------------------------
Director

                          SENIOR CARE INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT                                    F-2

BALANCE SHEETS                                                  F-3 to F-4
    December 31, 2000, as restated and  December 31, 2001

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




                                             /s/ McKennon, Wilson & Morgan LLP
                                             ----------------------------------


Irvine, California
April 15, 2002

                           SENIOR CARE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           December 31
                                                   ----------------------------
                                                      2000              2001
                                                   -----------      -----------
                                                  (as restated)
Manufacturing Assets:
 Current assets:
  Cash                                            $     74,000     $    132,000
  Accounts receivable, net of allowance for
   doubtful accounts of $112,000, as restated
   and $58,000, respectively                           574,000          425,000
  Inventory (Note 11)                                  553,000          484,000
  Other current assets                                  66,000           96,000
                                                  ------------     ------------
    Total current assets                             1,267,000        1,137,000

 Property and equipment, net of
  accumulated depreciation of $95,000 and
  $259,000, respectively (Note 11)                     937,000          795,000

 Intangible assets, net of
  accumulated amortization of $77,000 and
  $209,000, respectively (Notes 3 and 12)            1,050,000          917,000

 Capital leases                                         21,000                -
                                                  ------------     ------------
Total manufacturing assets                           3,275,000        2,849,000
                                                  ------------     ------------
Real Estate Assets:
 Equity investment held
 for liquidation (Notes 2 and 3)                     2,000,000        2,000,000

 Real estate:
  Real estate inventory (Note 4)                     7,582,000        3,576,000
  Commercial rental property, net
   of accumulated depreciation of $224,000
   and $432,514, respectively (Note 4)               4,776,000        9,595,000
  Held for development (Note 4)                      7,275,000       94,547,000

 Undivided interest in real estate (Notes 3 and 4)          -         6,000,000

 Other assets                                          101,000           19,000
                                                  ------------     ------------
Total Real Estate Assets                            21,734,000      115,737,000
                                                  ------------     ------------

TOTAL ASSETS                                      $ 25,009,000     $118,586,000
                                                  ============     ============

continued

                          SENIOR CARE INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS, continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31
                                                 -------------------------------
                                                     2000               2001
                                                 ------------      -------------
                                                (as restated)
Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     463,000     $     425,000
  Accrued liabilities                                  24,000            10,000
  Unearned revenue                                          -            88,000
  Notes payable (Note 6)                              585,000           384,000
  Other current liabilities                            31,000           464,000
                                                -------------     -------------
Total manufacturing liabilities                     1,103,000         1,371,000
                                                -------------     -------------
Real Estate Liabilities:
 Accounts payable and accrued liabilities             742,000           174,000
 Accrued interest                                     446,000           304,000
 Note  payable to related parties (Note 7)          1,270,000         1,786,000
 Mortgage notes payable, net
  of unamortized discounts of $10,726,000
  in 2001 (Note 5)                                 13,627,000        38,288,000
 Note payable (Note 6)                                700,000           700,000
                                                -------------     -------------
Total Real Estate Liabilities                      16,785,000        41,252,000
                                                -------------     -------------

TOTAL LIABILITIES                                  17,888,000        42,623,000
                                                -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 8)                      -                 -

STOCKHOLDERS' EQUITY (Note 9):
All classes - shares authorized, 110,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                            -                -
 Series B preferred stock,
  none issued and outstanding                                -                -
 Series D preferred stock,
  none issued and outstanding                                -                -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  outstanding at December 31, 2001                           -            1,000
 Series G convertible preferred stock
  3,163 shares issued and outstanding in 2001                -               -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding in 2001              -            1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding in 2001               -               -
 Common stock, 446,633 and 18,947,269 shares
  issued and outstanding, respectively                   1,000           20,000
 Additional paid-in capital                         16,356,000      106,840,000
 Accumulated deficit                                (9,236,000)     (30,899,000)
                                                 -------------   --------------
Total stockholders' equity                           7,121,000       75,963,000
                                                 -------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  25,009,000   $  118,586,000
                                                 =============   ==============

See Notes to Consolidated Financial Statements

                               SENIOR CARE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For The Years Ended
                                                         December 31,
                                                     2000            2001
                                                --------------   --------------
                                                (as restated)
Revenues:
 Commercial rents                               $      644,000   $      875,000
 Real estate sales                                           -        4,101,000
 Furniture sales                                     3,587,000        4,700,000
                                                --------------   --------------
Total revenues                                       4,231,000        9,676,000
                                                --------------   --------------
Cost of revenues:
 Commercial rents, excluding
  interest                                             228,000          619,000
 Real estate sales                                           -        4,006,000
 Furniture sales                                     3,352,000        3,878,000
                                                --------------   --------------
Total cost of revenues                               3,580,000        8,503,000
                                                --------------   --------------
Gross Profit                                           651,000        1,173,000
                                                --------------   --------------
Operating expenses:
 Sales and marketing                                   197,000          269,000
 General and administrative                            969,000        1,749,000
 Stock-based compensation (Note 9)                   2,633,000       15,312,000
 Impairment of real estate held for sale               143,000                -
                                                --------------   --------------
Total operating expenses                             3,942,000       17,330,000
                                                --------------   --------------
Loss from operations                                (3,291,000)     (16,157,000)

Other expense (income):
 Interest expense                                      921,000        2,885,000
 Interest income                                        (7,000)          (2,000)
 Impairment of equity investment (Note 2)            1,234,000                -
 Loss on settlements (Notes 6 and 9)                   491,000        2,231,000
 Loss on sale of rental
  property to related party (Note 4)                         -          678,000
 Other (income) expense                                (10,000)         390,000
                                                --------------   --------------
Total other (income) expense                        (2,630,000)      (6,182,000)
                                                --------------   --------------

Loss before extraordinary gain                      (5,920,000)     (22,339,000)

Extraordinary item, gain from settlement
 of debt (Note 9)                                           -           676,000
                                                --------------   --------------
Net Loss                                        $   (5,920,000)  $  (21,663,000)
                                                ==============   ==============
Basic and diluted loss per share:

Loss before extraordinary gain                  $       (18.28)  $       (1.82)
Extraordinary gain from settlement of debt                   -             .06
                                                --------------   --------------
Net loss                                        $       (18.28)  $       (1.76)
                                                ==============   ==============

Basic and diluted weighted average number of
 common shares outstanding                             323,862       12,290,862
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

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the Years Ended December 31, 2000 (as restated) and 2001 continued

                             Series A          Series B         Series F          Series G           Series J           Series K
                         Preferred Stock  Preferred Stock   Preferred Stock   Preferred Stock    Preferred Stock    Preferred Stock
                         Shares   Amount  Shares    Amount  Shares    Amount  Shares    Amount   Shares    Amount   Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------

Stock issued pursuant
 to settlement agreement

Stock issued for cash of $8,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value

Stock issued to acquire
 real property

Stock issued in
 settlement of debt

Stock issued to acquire
 real property                                             1,050,000   1,000

Stock issued for settlement                                                     3,163

Stock issued pursuant to
 settlement agreement                                                                                             50,000

Sale of rental property for
 cancellation of stock issued

Stock issued to acquire
 real property                                                                                 600,000   1,000

Net loss
                      --------------------------------------------------------------------------------------------------------------
Balances as of
 December 31, 2001           -     $ -       -     $ -   1,050,000    $1,000    3,163  $  -    600,000  $1,000    50,000    $   -
                      ==============================================================================================================


(continued)


                          SENIOR CARE INDUSTRIES, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2000 (as restated) and 2001 continued

                                                             Additional                           Total
                                       Common  Stock           paid-in         Accumulated      Stockholder's
                                     Shares      Amount        capital          Deficit           Equity
-------------------------------------------------------------------------------------------------------------
Balances as of
 December 31, 1999,
 as reported                        222,072       1,000      11,034,000        (2,073,000)         8,962,000

Adjustments:
 Valuation of bulk
  acquisition of
  real estate assets for
  Series B Preferred and
  common stock issued                                        (1,657,000)                          (1,657,000)
  Other                                                          36,000                               36,000
                                   --------     -------      -----------       -----------        -----------
Balances as of
 December 31, 1999,
 as restated                        222,072       1,000       9,413,000        (2,073,000)         7,341,000

Stock issued for
 services rendered                   91,482                   2,633,000                            2,633,000

Conversion of
 Series B Preferred                  66,667

Stock issued for settlement
 of property acquisition              5,000                     491,000                              491,000

Stock issued for acquisition of
 Nobel                               25,000                   2,453,000                            2,453,000

10% Stock dividend                   33,111                   1,243,000        (1,243,000)

Stock issued for cash of $51,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value                    3,301                     123,000                              123,000

Net loss (as restated)                                                         (5,920,000)        (5,920,000)
                              -------------------------------------------------------------------------------
Balances as of
 December 31, 2000,
 as restated                        446,633       1,000      16,356,000        (9,236,000)         7,121,000

(continued)                                       F-8




                          SENIOR CARE INDUSTRIES, INC.


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2000 (as restated) and 2001 continued


                                                                  Additional                                 Total
                                         Common Stock              paid-in         Accumulated            Stockholder's
                                       Shares     Amount           capital           Deficit                 Equity
------------------------------------------------------------------------------------------------------------------------


Stock issued for services          14,036,882      14,000        15,298,000                                 15,312,000

Stock issued pursuant to
 settlement agreement                  2,800                         41,000                                     41,000

Stock issued for cash of $8,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value                    24,793                         96,000                                     96,000

Stock issued acquire
 real property                     1,565,000        1,000         1,660,000                                  1,661,000

Stock issued in
 settlement of debt                2,873,495        3,000         2,079,000                                  2,082,000

Stock issued to acquire real
 property                                                        52,060,000                                 52,061,000

Stock issued for settlement                                         190,000                                    190,000

Stock issued pursuant to
 settlement agreement                                             2,000,000                                  2,000,000

Sale of rental property for
 cancellation of stock issued         (2,334)                        (9,000)                                    (9,000)

Stock issued to acquire
  real property                    1,500,000        1,000        17,069,000                                 17,071,000

Net Loss                                                                           (21,663,000)            (21,663,000)
                              --------------------------------------------------------------------------------------------
Balances as of
 December 31, 2001                20,447,269      $20,000      $106,840,000       $(30,899,000)            $75,963,000
                              ============================================================================================

See Notes to Consolidated Financial Statements


                            SENIOR CARE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For The Year Ended
                                                                   December 31,
                                                               2000              2001
                                                         ---------------    ---------------
                                                          (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $   (5,920,000)    $ (21,663,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                 354,000           296,000
  Amortization of discounts on mortgage notes                         -         1,247,000
  Impairment of real estate held for investment                 143,000                 -
  Impairment of investment held for liquidation               1,234,000                 -
  Issuance of common stock for services                       2,633,000        15,326,000
  Issuance of common stock for settlement                       491,000           231,000
  Issuance of common stock for expenses                          72,000            88,000
  Loss on sale of rental property to related party                    -           678,000
  Issuance of K preferred for settlements                             -         2,000,000
  Extraordinary gain                                                  -          (676,000)
 Changes in operating assets and liabilities:
    Accounts Receivable                                         (28,000)          148,000
    Inventory                                                   306,000            70,000
    Other current assets                                        (39,000)          (74,000)
    Real estate inventories                                  (5,311,000)        2,931,000
    Accounts payable                                            810,000          (780,000)
    Accrued interest                                            370,000           728,000
    Accrued liabilities                                          10,000           378,000
                                                         ---------------    ---------------
      Net cash provided by (used in) operating
            activities                                       (4,875,000)          928,000
                                                         ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Noble Concepts, net of cash                          89,000                 -
Increase in Other assets                                       (101,000)           82,000
                                                         ---------------    ---------------
      Net cash provided by (used in) investing
            activities                                          (12,000)           82,000
                                                         ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock                              51,000             8,000
Proceeds from mortgage loans                                  4,520,000         1,292,000
Proceeds from note payable to related parties                 1,010,000           516,000
Repayments of mortgage loans                                   (658,000)       (2,768,000)
                                                         ---------------    ---------------
      Net cash provided by financing activities               4,923,000          (952,000)
                                                         ---------------    ---------------
Net increase (decrease) in cash                                  36,000            58,000
Cash at beginning of year                                        38,000            74,000
                                                         ---------------    ---------------
Cash at end of year                                      $       74,000     $     132,000
                                                         ===============    ===============
Supplemental disclosure of cash flow information
  Cash paid during the year for
  Interest, net of amounts capitalized                   $      394,000     $     592,000
                                                         ===============    ===============
Supplemental disclosure of non-cash investing
 and financing activities:
 Real estate purchases:
  Series F Preferred issued for real estate assets       $           -      $  52,061,000
  Series J Preferred issued for real estate assets                   -         17,071,000
    and costs
  Common stock issued for real estate assets                         -          1,661,000
  Common stock issued in settlement of debt                          -          2,068,000
  Acquisition of Noble                                       2,453,000                  -
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

Equity Investment Held for Liquidation
--------------------------------------
Senior Care acquired a 45% membership interest in Delran, an entity which holds
30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income or loss from Delran because management of Senior Care has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. Senior Care initiated litigation in late 1999, which continues through the current date, to liquidate and distribute the assets of Delran. Management had information available in 2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management believes the current carrying value of
$2,000,000 at December 31, 2001 will be recovered since Delran will have sufficient assets upon final liquidation of the properties.

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

                                      F-19





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

                                      F-20






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

Plaza Resorts
-------------
Senior Care International purchased approximately 16 acres of ocean front land within the Bajamar Golf and Country Club in the municipality of Ensenada, with plans for 328 timeshare units from Inmobilaria Plaza Baja California, S.A. de
C.V. The Company issued 150,000 shares of Series F Preferred valued at
$16,079,000. Senior Care agreed to assume the outstanding mortgage on this property of $9,079,000. The Company obtained an independent appraisal of the value of property acquired. The purchase price has been reduced by the amount of the lien on a discounted basis totaling $5,473,000.

Portal Del Mar condominiums
---------------------------
Senior Care International purchased a 2/3rds undivided interest in a 6 acre development containing 126 partially completed condominium units overlooking the
Pacific Ocean just South of Rosarito Beach in Baja California. Senior Care issued 100,000 shares of Series F Convertible preferred valued at $6,000,000.
Senior Care agreed to assume its proportional share of the debt on this property or approximately $600,000. The Company obtained an independent appraisal of the value of property acquired. The purchase price has been reduced by the amount of the lien on a discounted basis totaling $362,000.

Oasis Planned Urban Development
-------------------------------
The Company formed Mantis Development, Inc. in November 2001 to acquire
750-acre, land tract and a 48-pad mobile home park near Oasis Nevada, which is to be developed into a fully planned urban development. On December 31, 2001, the Company closed escrow on the property. The purchase price can increase to
$40,000,000 based on additional milestones which considerable increase the value of the real estate acquired which, if earned, will be satisfied through additional shares of F Preferred. In connection therewith, the Company issued
600,000 shares of Series J Preferred stock valued at $15,870,000, based on an appraisal of $23,120,000, less assumed debt. The Company assumed debt totaling
$7,250,000 in connection with this transaction as discussed in Note 5. As part of the acquisition, the Company issued 1,500,000 shares of common stock valued at $1,200,000 to a firm for the acquisition and future development of the property, which were capitalized.

The acquisitions during the year ended December 31, 2001, were all for real estate properties, which are not considered businesses; therefore, pro forma results of operations are not applicable.


                                      F-21






                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE

Real estate consists of the following as of December 31, 2000 (as restated) and 2001:

                                                           December 31,
                                                     2000               2001
                                                 -------------     -------------
                                                 (as restated)
Real estate inventory-
  Evergreen Manor                                $  7,583,000      $  3,576,000
                                                 =============     =============
Commercial rental property:
 Friendly Bear Plaza                             $  3,200,000      $  3,747,000
 Pecos Russell Business Center                              -         6,281,000
 Broadway Acacia                                    1,800,000
 Less - accumulated depreciation                     (224,000)         (433,000)
                                                 -------------     -------------
  Total Commercial Rental Property               $  4,776,000      $  9,595,000
                                                 =============     =============
Real estate held for development:
  Pecos Russell Business Center                  $  6,167,000     $           -
  Plaza Rosarito Shopping Center                            -        20,200,000
  Signature Properties                                608,000           619,000
  The Cottages at San Jacinto                         113,000         3,856,000
  Flamingo 55                                          92,000         1,232,000
  Hills of Bajamar                                          -        14,950,000
  Ocean Front-Rosarito Beach                                -        13,000,000
  Plaza Resorts                                             -        16,079,000
  Oasis PUD                                                 -        24,320,000
  Various other                                       295,000           291,000
                                                 -------------     -------------
                                                 $  7,275,000      $ 94,547,000
                                                 =============     =============
Undivided interest in real estate -
  Portal Del Mar                                 $          -      $  6,000,000
                                                 =============     =============
Real Estate Sold

Beginning in June 2001, the company sold 24 units of its Evergreen Manor development for total proceeds of $4,101,000. Proceeds from each closing have been used to pay-down the construction loan, a second trust deed and pay-off contractors for work performed on the project. In 2000, management of the company determined that the carrying value of the project would not be realized.
Accordingly, in 2000, a provision for impairment of $143,000 was charged to operations.

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

                                      F-22






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
                                                            =========


Consulting Agreements

From time to time, the Company enters into consulting agreements for services ranging from investor relations to construction management and real estate prospecting. Generally, the terms of the agreements provide for monthly payment and may be terminated by either party with 30 days written notice.

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

See Note 12 for other risks and uncertainties.

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

In April 2001, the Company issued a total of 1,565,000 shares of common stock for the acquisition of two real estate properties. The stock was valued at market quotes less a 10% discount for transfer restrictions or a total of $1,661,000.

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

Also, as discussed in Note 3, the Company issued 1,500,000 shares of common stock valued at $1,200,000 in connection with the acquisition of land near Oasis, Nevada.

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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL TRANSACTIONS, CONTINUED

Optional Redemptions from date of issue April 30, 2001:

                F Preferred     Optional          Shares of
Period             Shares      Redemption        Common Stock
------          -----------    ----------        ------------

Plaza Rosarito:
24 months:          73,000   $  4,800,000          1,460,000
36 months:          73,000      4,800,000          1,460,000
48 months:          73,000      4,800,000          1,460,000
60 months:          73,000      4,800,000          1,460,000
72 months:          73,000      4,800,000          1,460,000
                  ---------    -----------        -----------
Total:             365,000    $24,000,000          7,300,000

Hills of Bajamar:
24 months:          14,400    $   718,000            912,000
36 months:          14,400        718,000            912,000
48 months:          14,400        718,000            912,000
60 months:          14,400        718,000            912,000
72 months:          14,400        717,000            912,000
                  ---------    -----------        -----------
Total:              72,000    $ 3,589,000          4,560,000

Plaza Resorts:
24 months:          30,000    $ 1,400,000            600,000
36 months:          30,000      1,400,000            600,000
48 months:          30,000      1,400,000            600,000
60 months:          30,000      1,400,000            600,000
72 months:          30,000      1,400,000            600,000
                  ---------    -----------        -----------
Total:             150,000    $ 7,000,000          3,000,000

Portal Del Mar:
24 months:          20,000    $ 1,200,000            200,000
36 months:          20,000      1,200,000            200,000
48 months:          20,000      1,200,000            200,000
60 months:          20,000      1,200,000            200,000
72 months:          20,000      1,200,000            200,000
                  --------     ----------         -----------
Total:             100,000    $ 6,000,000          1,000,000
                  --------     ----------         -----------
Total available
 for redemption    687,000    $40,589,000         15,860,000
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
                    =========        ===========

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL TRANSACTIONS, CONTINUED

G Preferred
-----------
On April 30, 2001, a total of 3,163 shares of Series G preferred ("G Preferred") shares were authorized and issued in connection with certain settlements with existing common shareholders which demanded relief from the Company's one (1) for 30 reverse stock split. The shares were valued at $190,000 and charged to operations. The G Preferred shares are convertible into 60 shares of common stock on a formula, which allows conversion of 20% of the number of preferred shares held by an individual preferred shareholder on the anniversary date of the issuance of those preferred shares and 20% on each anniversary date thereafter until all preferred shares have been converted. The conversion period is five years from the date of issuance. The 3,163 Series G preferred shares will convert into 174,780 shares of common stock.

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


                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION, CONTINUED

Income from the rental property segment and expenses incurred in connection with that segment for the 12 month period ended is as follows [there was no separate reporting of segments during the year 1999 due to the fact that the Company was beginning its operations and had not yet identified segments]:

                                     2000                2001
                                 ------------        -----------
Rental Income                    $   644,000         $  875,000
Less: Cost of revenues               228,000            619,000
      Interest                       376,000            476,000
                                 ------------        -----------
Loss Attributable to
 Rental Operations:              $   (40,000)        $ (220,000)
                                 ============        ===========

At December 31, 2001, the Company had assets totaling $70,229,000 of real estate interests the country of Mexico. All other assets and interests are located in the United States.

Income and expenses incurred in connection with the Noble manufacturing operations are as follows:

                                                        December 31
                                              -------------------------------
                                                  2000               2001
                                             (as restated)

Net sales                                     $3,587,000         $4,700,000
Cost of sales                                  3,351,000          3,878,000
                                               ---------          ---------
  Gross profit                                   236,000            822,000

Selling and marketing expenses                   186,000            269,000
General and administrative expenses              304,000            643,000
Interest expense                                  81,000            158,000
                                               ---------          ---------
Total expenses                                   571,000          1,070,000
                                               ---------          ---------
Net loss                                      $ (335,000)        $ (248,000)
                                               =========          =========

Property and equipment consist of the following as of December 31:

                                                 2000                2001
                                            ------------       ------------
Equipment                                   $    34,000        $    34,000
Improvements                                     49,000             50,000
Machinery                                       949,000            970,000
                                            ------------       ------------
                                              1,032,000          1,054,000
Less accumulated depreciation                   (95,000)          (259,000)
                                            ------------       ------------
                                            $   937,000        $   795,000
                                            ============       ============

During the years December 31, 2000 and 2001, depreciation expense totaled $95,000 and $163,000, respectively.

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist of the following at December 31,

                                                 2000                2001
                                            ------------       ------------
Finished goods                              $    78,000        $    55,000
Work in process                                 137,000            138,000
Raw materials and component parts               338,000            291,000
                                            ------------       ------------
                                            $   553,000        $   484,000
                                            ============       ============

Inventories are carried at the lower of cost or management's estimate of their net realizable value.

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