Form 10QSB
period 2002-03-31
SENIOR CARE INDUSTRIES INC
filed 2002-05-17
CIK 1095175

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

             For the quarterly period ended March 31, 2002
                                            --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of May 1, 2002:

Common Shares 43,318,617
Preferred Shares 1,752,164


Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements..................................... F-1 to F-20

Item 2. Management's Discussion & Analysis of Financial
Condition & Plan of Operation.................................... I-1 to I-6
PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................ II-1

Item 2. Changes in Securities.................................... II-2

Item 3. Defaults Upon Senior Securities.......................... II-2

Item 4. Submission of Matters to a Vote of Security Holders...... II-2

Item 5. Other Information........................................ II-2

Item 6. Exhibits and Reports on Form 8-K......................... II-3

SIGNATURES....................................................... II-3

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements include the accounts of Senior Care Industries, Inc. (Senior Care) and the following subsidiaries where Senior Care has effective control, Noble Concepts Fidelity, Inc., P/R Business, Inc., Friendly Bear Plaza, Inc., Senior Care Flamingo Management, Inc., Flamingo 55 Associates, L.P., Senior Care San Jacinto Management, Inc., San Jacinto Partners, L.P., Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Senior Care International S.A. de C.V. and Goldcoast Partners I, L.P.


                                  TABLE OF CONTENTS
Unaudited consolidated balance sheet as of March 31, 2002                          F - 2

Unaudited consolidated statements of operations for the three-month
periods ended March 31, 2002 and March 31, 2001, as restated                       F - 4

Unaudited consolidated statements of stockholders' equity for
the three months ended March 31, 2002                                              F - 5

Unaudited consolidated statement of cash flows for the three-month
periods ended March 31, 2002 and March 31, 2001, as restated                       F - 6

Notes to consolidated financial statements                                         F - 7 to F - 20

                           SENIOR CARE INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS


                                                  March 31, 2002
                                                  --------------

Manufacturing Assets:
 Current assets:
  Cash                                            $     39,000
  Accounts receivable, net of allowance
  for doubtful accounts of $38,000                     529,000
  Inventory                                            523,000
                                                  ------------
    Total current assets                             1,091,000

 Property and equipment, net of
  accumulated depreciation of $279,000                 754,000
 Goodwill (Note 2)                                     624,000
 Customer lists, net of accumulated
  amortization of $157,000 (Note 2)                    272,000
 Other assets                                           36,000
                                                  ------------
Total manufacturing assets                           2,777,000
                                                  ------------
Real Estate Assets:
 Equity investment held
 for liquidation (Note 1)                            2,000,000
 Real estate (Note 3):
  Real estate inventory                              3,576,000
  Held for development                              94,672,000
  Undivided interest in real estate                  6,000,000
 Other assets                                          106,000
                                                  ------------
Total Real Estate Assets                           106,354,000
                                                  ------------
Net assets of discontinued operations
 (Notes 11 and 12)                                   3,414,000
                                                  ------------
TOTAL ASSETS                                      $112,545,000
                                                  ============

continued

                             SENIOR CARE INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET, CONTINUED
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               March 31, 2002
                                               --------------

Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     417,000
  Accrued liabilities                                  22,000
  Notes payable                                       410,000
  Other current liabilities                           396,000
                                                -------------
Total manufacturing liabilities                     1,245,000
                                                -------------
Real Estate Liabilities:
 Accounts payable                                     116,000
 Accrued interest                                     344,000
 Note payable to related party (Note 6)             2,355,000
 Mortgage notes payable, net of
  unamortized discounts of $10,236,000 (Note 4)    32,866,000
 Note payable                                         700,000
 Other current liabilities                             83,000
                                                -------------
Total Real Estate Liabilities                      36,464,000
                                                -------------
TOTAL LIABILITIES                                  37,709,000
                                                -------------

STOCKHOLDERS' EQUITY:
All classes - shares authorized, 110,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                           -
 Series B preferred stock,
  none issued and outstanding                               -
 Series D preferred stock,
  none issued and outstanding                               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  Outstanding                                           1,000
 Series G convertible preferred stock
 3,163 shares issued and outstanding                        -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding                 1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding                      -
 Common stock, 23,972,269 shares issued
  and outstanding (Notes 9 & 12)                       24,000
 Additional paid-in capital                       109,453,000
 Accumulated deficit                              (34,643,000)
                                                 ------------
Total stockholders' equity                         74,836,000
                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  112,545,000
                                                 ============

See notes to consolidated financial statements

                             SENIOR CARE INDUSTRIES, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                                       2001            2002
                                                   as restated
                                                  -------------   -------------
Revenues:
 Real estate sales                                           -                -
 Furniture sales                                 $   1,394,000   $    1,122,000
                                                --------------   --------------
Total revenues                                       1,394,000        1,122,000
                                                --------------   --------------
Cost of revenues:
 Real estate sales                                           -                -
 Furniture sales                                     1,158,000          844,000
                                                --------------   --------------
Total cost of revenues                               1,158,000          844,000
                                                --------------   --------------
Gross profit                                           236,000          278,000
                                                --------------   --------------
Operating expenses:
 Sales and marketing                                    80,000           97,000
 General and administrative                            413,000          429,000
 Stock-based compensation                           13,972,000        2,617,000
                                                --------------   --------------
Total operating expenses                            14,465,000        3,143,000
                                                --------------   --------------
Loss from operations                               (14,229,000)      (2,865,000)

Other expense:
 Interest expense                                      326,000          762,000
 Loss on settlements                                    41,000                -
                                                --------------   --------------
Total other expense                                    367,000          762,000
                                                --------------   --------------
Loss from continuing operations                    (14,596,000)      (3,627,000)

Loss from discontinued operations
 net of income taxes of $0                             (44,000)        (117,000)
                                                --------------   --------------
Net Loss                                        $  (14,640,000)  $   (3,744,000)
                                                ==============   ==============

Basic & diluted loss per share:
 Loss from continuing operations                       $(5.17)          $(0.16)
 Loss from discontinued operations                      (0.02)               -
                                                       ------           ------
 Net loss:                                             $(5.19)          $(0.16)
                                                       ======           ======
Basic and diluted weighted average number of
 common shares outstanding                           2,822,991       22,969,491
                                                ==============   ==============

                 See notes to consolidated financial statements

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     For the three month period ended March 31, 2002

                                                                       Additional                             Total
                               Preferred stock      Common stock         paid-in      Accumulated          Stockholders'
                              Shares     Amount   Shares     Amount      capital        Deficit               Equity
------------------------------------------------------------------------------------------------------------------------

Balances as of
 December 31, 2001         1,702,629     $2,000   20,447,269  $20,000   $106,840,000   $(30,899,000)       $75,963,000

Common stock issued for
 for employment services           -          -    3,300,000    4,000      2,471,000                         2,475,000

Common stock issued
 for consulting services           -          -      225,000        -        142,000                           142,000

Net Loss                                                                                 (3,744,000)        (3,744,000)
                         ----------------------------------------------------------------------------------------------
Balances as of
 March 31, 2002            1,702,629     $2,000   23,972,269  $24,000   $109,453,000   $(34,643,000)       $74,836,000
                          =============================================================================================

See notes to consolidated financial statements and NOTE 11 - SUBSEQUENT EVENTS for equity transactions after March 31, 2002

                                                           F-5


                               SENIOR CARE INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================================
                                                                  Three Months Ended
                                                           March 31, 2001  March 31, 2002
                                                            as restated
                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                 $   (14,640,000)  $   (3,744,000)
Adjustments to reconcile net loss to
 net cash used in operating activities of
 continuing operations:
  Loss from discontinued operations                               44,000          117,000
  Depreciation                                                    75,000           62,000
  Amortization of discounts on mortgage notes                          -          490,000
  Issuance of common stock for services                       13,972,000        2,617,000
  Issuance of common stock for settlement                         41,000                -
  Issuance of common stock for expenses                           17,000                -
 Changes in operating assets and liabilities:
    Accounts Receivable                                           (6,000)        (104,000)
    Inventory                                                    (82,000)         (39,000)
    Prepaids and others                                          (25,000)          96,000
    Accounts payable                                              51,000          (66,000)
    Accrued expenses                                             193,000          374,000
    Unearned revenue                                              38,000                -
    Other current liabilities                                    (31,000)         (73,000)
                                                        ----------------   --------------
      Net cash used in operating activities             $       (353,000)  $     (270,000)
                                                        ----------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property held for development                           $        (76,000)        (125,000)
 Increase in other assets                                         26,000         (123,000)
                                                        ----------------   --------------
      Net cash used in investing activities             $        (50,000)  $     (248,000)
                                                        ----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable to related parties          $        201,000          437,000
 Net borrowings from commercial credit line                      (92,000)          19,000
 Proceeds from real estate loans                               1,417,000           36,000
 Payments on real estate loans                                (1,327,000)         (21,000)
                                                        ----------------   --------------
      Net cash provided by financing activities         $        199,000   $      471,000
                                                        ----------------   --------------

Net cash provided by (used in) discontinued operations           167,000          (46,000)

Net increase (decrease) in cash                                  (37,000)         (93,000)
Cash at beginning of period                                       74,000          132,000
                                                        ----------------   --------------
Cash at end of period                                   $         37,000   $       39,000
                                                        ================   ==============
Supplemental disclosure of cash flow information-
  Cash paid during the period for
  interest, net of amounts capitalized                  $        161,000   $      170,000
                                                        ================   ==============


     See notes to consolidated financial statements

                                       F-6

                     SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information
-----------------------------

Senior Care Industries, Inc. (the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"); however, its interim financial statements are prepared pursuant to the Securities Act of 1934. The information as of March 31, 2002, and for the three months ended March 31, 2001 and 2002, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, acquisitions, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. Management bases their estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Principles of consolidation
---------------------------

The consolidated financial statements at March 31, 2002, and for the three months then ended as well as the financial statements at March 31, 2001 as restated include the accounts of the Company and its subsidiaries where Senior Care has effective control, Noble Concepts Fidelity, Inc., P/R Business, Inc., Friendly Bear Plaza, Inc., Senior Care Flamingo Management, Inc., Flamingo Associates, L.P., Senior Care San Jacinto Management, Inc., San Jacinto Parnters, L.P. Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Senior Care International S.A. de C.V. and Goldcoast Partners I, L.P.

All material intercompany balances and intercompany transactions have been eliminated.

Environmental Liabilities
-------------------------

With respect to real estate development projects that are in beginning, as well those that are well underway, insufficient information exists upon which judgments can be made as to the validity or ultimate determination as to whether there may be unknown environmental liabilities, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such unknown potentials.

Shareholder Dilution
--------------------

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

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Equity Investment Held for Liquidation
--------------------------------------

Senior Care acquired a 45% membership interest in Delran, an entity which holds 30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income of the income or loss from Delran because management of Senior Care has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. Senior Care initiated litigation in late 1999, which continues through the current date, to liquidate and distribute the assets of Delran. Management had information available in 2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management believes the current carrying value of $2,000,000 at March 31, 2002 will be recovered since Delran will have sufficient assets upon final liquidation of the properties.

Intangible Assets
--------------------

Amortization of intangible assets is provided over the estimated periods to be benefited using the straight-line method. Intangible assets acquired in connection with the acquisition of Noble consisted of customer lists and goodwill which totaled $896,000.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 was adopted on January 1, 2002 applying to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company reassessed the useful lives of other intangible assets consisting of customer lists during the first interim quarter after adoption of SFAS 142 with no impact on management's previous estimates.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Long lived assets
-----------------

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company adopted Statement No. 144. On January 1, 2002, upon adoption,
The impact on the company was not significant. Under statement No. 144, The company reports as discontinued operations reportable segments of its Business when (1) cash flows and results of operations can be identified,
(2) the assets sold are not art of a larger reporting unit and (3) the company has no continuing involvement.

Per Share Information
---------------------

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred during the quarterly periods reported, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consisting of the incremental common shares issuable upon the conversion of preferred stock, using the if-converted method and the exercise of stock options, using the treasury stock method approximated 72,967,617 shares for the three months ended March 31, 2002.

Segment information
-------------------

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (See Note 8). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.


NOTE 2 - INTANGIBLE ASSETS

Amortization of intangible assets is provided over the estimated periods to be benefited using the straight-line method. Intangible assets acquired in connection with the acquisition of Noble in on April 28, 2000 consisted of customer lists and goodwill in the amount of $429,000 and $698,000, respectively. The table below shows the gross carrying amount of those assets and the accumulated amortization:

                                        As of March 31, 2002
                                        --------------------
                                  Gross Carrying          Accumulated
                                     Amount               Amortization
                                  --------------          ------------
Amortized intangible
Assets - customer lists           $      429,000          $    157,000
                                  ==============          ============
Unamortized intangible
Assets - Goodwill                 $      698,000
                                  ==============

Aggregate amortization expense for the three-month periods ended March 31, 2001, as restated, and March 31, 2002 were $21,000, each. The estimated future annual amortization expense as of March 31, 2002 is as follows:

       Year one                    $ 84,000
       Year two                      84,000
       Year three                    84,000
       Year four                     20,000
                                   --------
       Total                       $272,000
                                   ========

There were no changes in the carrying amount of goodwill for the three-month period ended March 31, 2002.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 3 - REAL ESTATE

Real estate consists of the following as of March 31, 2002:

                                                   March 31,
                                                     2002
                                                 -------------
Real estate inventory-
  Evergreen Manor                                $  3,576,000
                                                 =============
Real estate held for development:
  Plaza Rosarito Shopping Center                   20,200,000
  Signature Properties                                632,000
  The Cottages at San Jacinto                       3,927,000
  Flamingo 55                                       1,267,000
  Hills of Bajamar                                 14,950,000
  Ocean Front-Rosarito Beach                       13,000,000
  Plaza Resorts                                    16,079,000
  Oasis PUD                                        24,320,000
  Various other                                       297,000
                                                 -------------
                                                 $ 94,672,000
                                                 =============
Undivided interest in real estate -
  Portal Del Mar                                 $  6,000,000
                                                 =============

See Note 9 for discussion of commercial rental property sold on April 25, 2002, which are considered reporting segments under SFAS 144 and are reflected as discontinued operations as of the balance sheet date, March 31, 2002.

Capitalized interest costs on real estate under development at March 31, 2002 included the following:

Flamingo 55                              $     79,000
San Jacinto                                   216,000
Signature Properties                           15,000
                                         ------------
                                         $    310,000
                                         ============

Interest costs capitalized during the quarter ended March 31, 2002 are as follows:

Flamingo 55                              $     22,000
San Jacinto                                    65,000
Signature Properties                            4,000
                                         ------------
                                         $     91,000
                                         ============
NOTE 4 - MORTGAGE NOTES

The Company had secured mortgage obligations as summarized below as of March 31, 2002:

Friendly Bear Property
----------------------
A bank loan bearing interest at 8.50%, per
annum, 25 year amortization, monthly
payments of principal and interest $19,975,
all due and payable on August 1, 2007          $  2,424,000

Private loan bearing interest at 15% per
annum, interest only payments, due                  200,000
July 2002

Pecos Russell Business Center
-----------------------------
A bank loan bearing interest at 8.19%,
per annum, payable in monthly
installments of principal and interest of
$8,880, due on January 1, 2006                    1,118,000

A 2nd trust deed private party loan bearing
interest at 15% stated rate with a
19% default rate, interest only payable monthly,
currently in default and due on demand.             140,000

A bank loan bearing interest at 9.25%, per
annum, $9,090 monthly payments of
principal and interest, due February 2007           962,000

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - MORTGAGE NOTES, CONTINUED

A private loan bearing interest at 9.5%, per
annum, payments of $1,412 monthly of
principal and interest, due July 2004               149,000

A bank loan bearing interest at 8.19%, per
annum, payments of principal and interest
of $9,500 per monthly, all due February 2007      1,117,000

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing
interest at prime plus 1.25% payable in
interest only, monthly installments, payable
upon release provisions from sales
of units, which are presently on-going            2,038,000

A loan with a real estate broker at 15%
interest, payable upon release
provisions from sales of
units which are presently on-going                  217,000

Signature Properties
--------------------
Payable to private party, fully
satisfied on December 31, 2001
for 2,871,812 shares of common stock                128,000

Flamingo 55
-----------
A land loan with a bank, interest at
13% per annum, payable monthly
balloon payment due May 1, 2003                     675,000

A loan with a private party due on
Funding of construction loan                         53,000

Cottages of San Jacinto
-----------------------
Land loan with a private lender, interest
only at 13.50%, per annum, payable
monthly, principal due in balloon
payment on August 2002                            1,922,000

Private load bearing interest at
18%, interest only payable monthly,
currently in default and due on demand              551,000

Plaza Rosarito
--------------
A lien on real property, interest-free,
net of unamoritized discount of $3,125,000,
estimated date of ultimate sale of the
property and payment of loan
is April 30, 2006                                 6,075,000

Hills of Baja Mar
-----------------
Obligation to bond holders of interest-free,
net of unamortized discount of $3,825,000,
estimated date of ultimate
sale of the property and payment of loan
is April 30, 2006                                 7,437,000

Plaza Resort
-------------
Note Payable to a Mexican bank, interest-free,
net of unamortized discount of $3,083,000,
estimated date of ultimate sale of
the property and payment of loan
is April 30, 2006                                5,996,0000

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 4 - MORTGAGE NOTES, CONTINUED

Portal Del Mar
--------------
Payable to original seller on completion of
project, net of unamortized discount of
$203,000, estimated
date of ultimate sale of the
property and payment of
loan is April 30, 2006; no due date                 397,000

Oasis Planned Urban Development
-------------------------------
A loan from the seller, interest at 7% per
annum, payable quarterly together
with principal of $31,475 beginning March,
2004 due January 2006                             7,377,000
                                               ------------
Total                                            38,976,000
                                                ===========

NOTE 5 - NOTES PAYABLE

The Company had other obligations as summarized below as of March 31, 2002:

Unsecured acquisition note
with principal and accrued interest
due on April 29, 2004, as extended              $ 700,000
                                                =========
Credit facility with a financial
institution, variable interest at a referenced
prime rate, plus 3.5% per annum, 12.5%,
per annum, or $10,000, whichever is
greater, payable monthly, expires
August 31, 2002, renewable
annually by mutual written consent              $ 410,000
                                                =========

Noble has a credit line with a financial institution, which is secured by substantially all the assets of Noble, and guaranteed by the Company. Noble can borrow 80% of eligible accounts receivable. Eligible accounts receivable are receivables which are due within a period of 90 days. During 2000, the Company paid off an equipment term loan and an inventory line in 2001. The agreement expires August 31, 2002. The agreement requires the Company to pay an annual fee of $27,000, and a monthly administrative fee equal to 0.34% of the gross accounts receivable balance, payable monthly. Since inception of the agreement in August 31, 2000, the Company has been required to pay the minimum interest of $10,000 per month causing the effective interest rate to exceed the maximum stated rate of 12.5%, per annum. The weighted average effective interest rate on borrowings under this agreement during the year ended December 31, 2001 is approximately 33%, per annum.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

At March 31, 2002, the Company has an unsecured credit line with an affiliate which accrues interest at 10%, per annum, payable together with the principal advanced, four (4) years from date of each advance. The credit line currently has no expiration date. The note holder has granted an irrevocable commitment of up to $1,000,000 through December 31, 2002, and the holder has agreed not to terminate the credit line until after March 31, 2003, as a means to ensure the Company meets its working capital requirements. On April 12, 2002, the balance due on the credit line, which was $2,596,879 on that date, was paid off by the issuance of 9,307,811 shares of common stock in the Company. The number of shares of common stock issued were determined based upon fair value on the date of exchange, and accordingly, no gain or loss was required to be reported.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 7 - CONTINGENCIES

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

The Company claims that any loss which it may suffer as a result of the deficiency should be assessed against Rent USA, Equip USA, its officers and directors and that the lessors themselves should assume a part of the liability due to kick backs which were built into the lease contracts by sales personnel of the lease companies resulting in fraud against the Company and the share purchase transaction void. However, because the leasing company is seeking a deficiency against the Company, management believes that it may ultimately be responsible for approximately $300,000 in deficiencies. Management recorded a provision for loss during the year ended December 31, 2001 which situation has not changed since that date.

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

NOTE 8 - CAPITAL TRANSACTIONS

Stock-based compensation
------------------------

The Company issued stock to consultants for work performed in connection with the purchase of real estate development projects and for investor relations work on behalf of the Company. During the quarter ended March 31, 2001, as restated, we issued stock-based compensation to officers and directors totaling $10,001,000, of which $8,000,000 of the total stock-based compensation to officers and directors was to the Chairman and Chief Executive Officer as part of a five (5) year compensation package. In addition, the Company issued common stock to consultants totaling $3,971,000. Total stock-based compensation during the three months ended March 31, 2001 amounted to $13,972,000. During the quarter ended March 31, 2002, we issued stock based compensation to officers and directors totaling $2,475,000 and to outside consultants totaling $142,000 for total stock-based compensation of $2,612,000.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL TRANSACTIONS, CONTINUED

Preferred Stock
---------------

G Preferred
-----------

As of March 31, 2002, a total of 3,163 shares of Series G preferred ("G Preferred") shares were authorized and issued in connection with certain settlements with existing common shareholders which demanded relief from the Company's one (1) for 30 reverse stock split. The G Preferred shares are convertible into 60 shares of common stock on a formula, which allows conversion of 20% of the number of preferred shares held by an individual preferred shareholder on the anniversary date of the issuance of those preferred shares and 20% on each anniversary date thereafter until all preferred shares have been converted. The conversion period is five years from the date of issuance. The 2,629 Series G preferred shares will convert into 157,740 shares of common stock. During the month of April, 2002, a total of 476 shares were converted into a total of 28,560 common shares. Also, during April, 2002, 11 new Series G shares were issued.

NOTE 9 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changed the way public companies report information about segments of their business in their annual financial statements and SFAS 131 requires us to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Senior Care has developed the following segment information, the first being from commercial rental properties sold or held for sale, consisting of Broadway-Acacia, Pecos Russell Business Center and Friendly Bear. These operations are reflected in the accompanying consolidated financial statements as discontinued in accordance with the adoption of SFAS 144 and Accounting Principles Board Opinion No.30. The second reporting segment is the manufacturing operations of Noble.

Net Assets of Discontinued Operations
-------------------------------------

Net assets of discontinued operations consist commercial rental property held for sale as of March 31, 2002 was comprised of Friendly Bear Plaza, Inc. and P/R Business, Inc. both in Las Vegas, Nevada. The assets and liabilities associated with these properties are as follows:

Name of Asset               Assets      Less: Liabilities   Net Assets
----------------------------------------------------------------------
                                     As of March 31, 2002
                           --------------------------------------------
Friendly Bear              $ 3,747,000  $ (2,624,000)      $  1,123,000
Pecos Russell Business
 Center                      6,281,000    (3,486,000)         2,795,000
Less: accumulated
 depreciation                 (504,000)            -           (504,000)
                           --------------------------------------------
Total Rental Property      $ 9,524,000  $ (6,110,000)      $  3,414,000
                           ===========  ============       ============

Net loss attributable to rental operations discontinued for the three-month periods ended March 31, 2001, as restated, and March 31, 2002, are as follows:

                                   Three months ended March 31
                                     2001                2002
                                 as restated
                                 ------------        -----------

Rental Income                    $   178,000         $   157,000
Less: Cost of revenues               (92,000)           (145,000)
      Interest                      (130,000)           (129,000)
                                 ------------        -----------
Loss attributable to rental
 operations discontinued         $   (44,000)        $  (117,000)
                                 ============        ===========

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 9 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

These reporting units were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of Career Worth, Inc. (Career Worth), a public company traded on the over-the-counter bulletin board under the symbol "CRWO."

In the transaction involving the sale of the stock which Senior Care held in P/R Business, Inc. which is the owner of the Pecos Russell Business Center, Senior Care obtained a total of 3,100,000 shares of Career Worth, Inc. common stock and $250,000 in cash which will be paid within 90 days of the sale. The value of the Career Worth stock on the date of the closing of the sale was set for purposes of the contract at $1.00 per share. Should the bid price of that stock fall in value below the $1.00 per share amount at any time within the next year, then the seller must compensate Senior Care in additional stock for the loss of stock value in the transaction. It should be noted that the actual bid price of Career Worth on April 25, 2002, the closing date, was $2.67. However, the price of $1 was agreed to between the parties based upon the fact that Career Worth has a limited operating history, limited liquid assets and the agreement's make-up share provision which gives Senior Care asset protection by requiring additional shares if the bid price falls below $1.00 during the next year.

In the other transaction, Senior Care sold its interest in Friendly Bear Plaza, Inc. to the same buyer and obtained 1,100,000 additional shares of stock in Career Worth and an additional $250,000 cash payment in 90 days from the date of closing. Again, as in the other transaction, should Career Worth stock fall in value below the bid price on the date escrow closed at any time within the next year, then the seller must compensate Senior Care in additional stock for the loss of stock value in the transaction.

The following table shows Senior Care's net carrying value for these properties on March 31, 2002 which was the last date for which Senior Care has reported the carrying value of these properties, the amount of loans assumed by the buyer from Senior Care and the stock value of Career Worth, Inc. common stock assigned by the contract plus the cash to be paid 90 days from the closing date:

Carrying value of                            Carrying value of
P/R Business, Inc.      $ 6,008,000          Friendly Bear Plaza, Inc.    $ 3,516,000
 Less: Loans assumed     (3,486,000)          Less: Loans assumed          (2,624,000)
                         ----------                                        ----------
 Net carrying value       2,522,000           Net carrying value              892,000

Value of 3,100,000 shares                    Value of 1,100,000 shares
of Career Worth           3,100,000           of Career Worth             $ 1,100,000
Cash                        250,000          Cash                             250,000
                         ----------                                        ----------
Total sale price          3,350,000          Total sale price               1,350,000
Cost  of sale               411,000          Cost  of sale                    411,000
                         ----------                                        ----------
Net sale price            2,939,000          Net sale price                   939,000

Estimated gain          $   417,000          Estimated gain               $    47,000
                         ==========                                        ==========


A total of 3,500,000 shares of Senior Care common stock are to be issued to certain consultants in lieu of cash compensation for work performed in connection with these sales. The value of the stock for purposes of this calculation was based upon the average price for the stock on the date the sale closed which was on April 25, 2002 when the average price that day was $0.23 per share.

As of the date the sale closed, April 25, 2002, Senior Care received a total of 4,200,000 common shares of Career Worth, Inc. which comprised less than 20% of the total number of shares outstanding in Career Worth as of that date. Since Senior Care's ownership interest in Career Worth was less than 20% on the date of closing, April 25, 2002, management of Senior Care will report a gain on the exchange and the equity interest held by Senior Care which will be accounted for as available-for-sale marketable securities.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 9 - SEGMENT INFORMATION & DISCONTINUED OPERATIONS, CONTINUED

Noble
-----

Revenues and expenses incurred in connection with the Noble manufacturing operations are as follows:

                                               Three months ended March 31
                                              -------------------------------
                                                  2001              2002

Net sales                                     $ 1,394,000        $ 1,122,000
Cost of sales                                  (1,158,000)          (844,000)
                                              -----------        -----------
  Gross profit                                    236,000            278,000

Selling and marketing expenses                     80,000             90,000
General and administrative expenses               225,000            172,000
Interest expense                                   31,000             30,000
                                              -----------        -----------
Total expenses                                    336,000            292,000
                                              -----------        -----------
Net loss                                      $  (100,000)       $   (14,000)
                                              ===========        ===========

NOTE 10 - MANAGEMENT'S PLANS

During the quarter ended March 31, 2002, the Company incurred a loss of $3,744,000. This loss included $2,617,000 stock-based compensation and other non-cash transactions. At March 31, 2002, the Company's current liabilities exceeded current assets by $154,000. To date, the Company has funded its working capital requirements from cash obtained from equity lines of credit, of which a $3,500,000 credit facility is from an affiliate, which expires in August 2004. This agreement is irrevocable until March 2003, with guaranteed advances of approximately $1.2 million. On April 12, 2002, the Company converted $2,597,000 by the issuance of 9,307,811 shares of common stock based upon fair value. The Company has $3,500,000 available under the credit facility with this affiliate as of the date of conversion.

Requirements for cash during the next 12 months will be for real estate development projects. Initially, there is the need for cash to purchase land. Secondly, there is a need for cash to provide the entitlements to ready property for construction. Finally, there is the need for cash to build the project. There are no assurances that the Company will be able to obtain the necessary financing to begin construction on its projects.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 10 - MANAGEMENT'S PLANS, CONTINUED

Management attempts to purchase land in exchange for stock, either common or preferred or, in certain circumstances, a combination of both. In these instances there may be no requirement for cash other than for entitlements which may need to be done either prior to the taking of title or after we secure title. When there is a need for cash, then we anticipate raising that cash by the formation of a limited partnership where the limited partners will receive an equity participation in the ownership of the project in exchange for cash. Senior Care or its subsidiary acts as the general partner in these transactions and would normally hold a controlling interest in the partnership. Monies invested in these partnerships is used for the purchase of land and securing of entitlements when necessary. Construction generally will come from construction loans which the Company will obtain directly from bank lenders or other institutions.

As of March 31, 2002, Senior Care had not yet arranged construction financing for its Flamingo 55 project, the Cottages at San Jacinto or for the apartment complex in New Mexico. Management is working to obtain construction financing for these projects from lending institutions. However, there is no assurance that any financing will be found. If Senior Care is not able to find the necessary financing or fund the loan commitment it already has, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer material losses due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approvals.

Subsequent to the next 12 months, management plans to finance their long-term operations and capital requirements with the profits and funds generated from the revenues from the sale of our condominiums, single family residences, from rents from our buildings including both commercial and residential properties, from profits in our manufacturing facility, investment funds received from limited partnerships and further borrowings against credit lines which we already have available to us. We may obtain future funding through new private financings and public offerings of debt and equity securities and most certainly, will continue to borrow money from banks and savings institutions to continue construction projects and real estate development projects.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 11 - SUBSEQUENT EVENTS

After March 31, 2002, the Company completed the following transactions which will have a substantial effect upon the Company's financial statements:

Sale of businesses
------------------

On April 25, 2002, two subsidiary corporations of Senior Care were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. See Note 9 for further discussion.

Investment in Stem Genetics, Inc.
---------------------------------

On April 16, 2002, Senior Care purchased 3,000,000 shares of Stem Genetics, Inc. in return for Senior Care common stock valued at $810,000 on the date of purchase. Stem Genetics is involved in medical research specializing in the research of blood stem cells to provide protections to the body(s immune system and to discover new therapies for cancer, diabetes and human longevity. The company(s ownership in Stem Genetics represents 12.5% of its issued and outstanding common stock. Accordingly, such investment will be accounted for under the cost method.

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 12 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

We have prepared pro forma financial information to show what the effects would be on the historical financial information reported in this quarterly report had the disposition of P/R Business, Inc. and Friendly Bear Plaza, Inc. together with the purchase of Stem Genetics stock occurred on March 31, 2002.

Management has made certain assumptions which we believe provide a reasonable basis for presenting the significant effects directly attributable to the above-mentioned transactions, the related pro forma adjustments give appropriate effect to those assumptions, and the pro forma column reflects the proper application of those assumption to those adjustments to the historical balance sheet to prepare the unaudited pro forma condensed balance sheet as of March 31, 2002.

                                                       March 31, 2002
                                                ---------------------------
                                                Historical        Pro forma
                                                ----------        ---------
Manufacturing Assets:
 Current Assets                               $  1,091,000      $  1,091,000
 Property & Equipment                              754,000           754,000
 Intangible Assets                                 896,000           896,000
 Other assets                                       36,000            36,000
                                              ------------      ------------
 Total Manufacturing Assets:                  $  2,777,000      $  2,777,000
                                              ------------      ------------
Real Estate Assets:
 Equity interest held for liquidation         $  2,000,000      $  2,000,000
 Real estate inventory                           3,576,000         3,576,000
 Real estate held for development               94,672,000        94,672,000
 Undivided interest in real estate               6,000,000         6,000,000
 Other assets                                      106,000           106,000
 Notes receivable from real
  estate sales                                           -           500,000
                                              ------------      ------------
Total real estate assets:                     $106,354,000      $106,854,000
                                              ------------      ------------
Investments in
Marketable securities                         $          -      $  4,200,000
Investments, at cost                                     -           810,000
Net assets of discontinued operations            3,414,000                 -
                                              ------------      ------------
Total Assets                                  $112,545,000      $114,641,000
                                              ============      ============

                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

NOTE 12 - PRO FORMA FINANCIAL INFORMATION, CONTINUED

                                                       March 31, 2002
                                                ---------------------------
                                                Historical        Pro forma
                                                ----------        ---------
Liabilities & Stockholders' Equity

Manufacturing liabilities                     $  1,245,000      $  1,245,000
Real estate liabilities                         36,464,000        36,464,000
                                              ------------      ------------
Total liabilities:                              37,709,000        37,709,000
                                              ------------      ------------
Stockholders' equity
 Stock outstanding, $.001 par value                 26,000            26,000
 Additional paid-in capital                    109,453,000       111,085,000
 Accumulated deficit                           (34,643,000)      (34,179,000)
                                              ------------      ------------
Total stockholders' equity:                     74,836,000        76,932,000
                                              ------------      ------------
Total Liabilities & Stockholder Equity        $112,545,000      $114,641,000
                                              ============      ============

Additionally, as a result of the disposition of P/R Business, Inc. and Friendly Bear Plaza, Inc., the statement of operations will change. The table below sets forth the effects these dispositions would have on the statement of operations for the three month period ended March 31, 2002 assuming the transactions occurred at the beginning of the period.

                                                  Three months ended
                                                    March 31, 2002
                                              Historical         Pro forma
                                              ----------         ---------
Revenues:
 Commercial rents                            $   157,000         $        -
 Real estate sales                                     -                  -
 Furniture sales                               1,122,000          1,122,000
                                              ----------         ----------
 Total revenues:                               1,279,000          1,122,000

Cost of revenues:
 Commercial rents excluding interest             145,000                  -
 Real estate sales                                     -                  -
 Furniture sales                                 844,000            844,000
                                              ----------         ----------
 Total cost of revenues                          989,000            844,000

Operating expenses:
 Sales and marketing                              97,000             97,000
 General and administrative                      429,000            429,000
 Stock based compensation                      2,617,000          2,617,000
                                              ----------         ----------
 Total operating expenses                      3,143,000          4,143,000
 Interest expense                                891,000            762,000
                                              ----------         ----------
 Loss from continuing operations             $(3,744,000)       $(3,627,000)
                                             ===========        ===========

the pro forma statement of operations above is not necessarily indicative of the results of operations that would have been obtained had the transactions actually occurred at the beginning of such period.

ITEM 2 - MANAGEMENTS'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

WHEN USED IN THIS DISCUSSION AS WELL AS IN OTHER ITEMS IN THIS REPORT, WORDS SUCH AS "BELIEVES", "ANTICIPATES", "EXPECTS", "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

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

Critical Accounting Policies
----------------------------

Revenue recognition and allowances for doubtful accounts

The Company recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

Inventories

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

Fair value of assets acquired and liabilities assumed in purchase combinations

The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Valuation of long-lived and intangible assets

We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method or fair value. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.

Investments in securities made since the filing of the Quarterly Report
-----------------------------------------------------------------------

On April 16, 2002, Senior Care purchased 3,000,000 shares of Stem Genetics, Inc. in return for 3,000,000 shares of Senior Care common stock valued at $810,000 on the date of purchase. Stem Genetics is involved in medical research specializing in the research of blood stem cells to provide protections to the body's immune system and to discover new therapies for cancer, diabetes and human longevity.

Sales of assets since the filing of the Quarterly Report
--------------------------------------------------------

On April 25, 2002, two subsidiary corporations of Senior Care were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of Career Worth, Inc. [Career Worth], a public company traded on the over-the-counter bulletin board under the symbol "CRWO."

Senior Care did this primarily to further consolidate its operations and holdings so that the company can concentrate on its core business of developing homes for seniors. The two sales disposed of Pecos Russell Business Center, an executive office building in Las Vegas, Nevada and Friendly Bear Plaza, a shopping strip mall, also in Las Vegas, Nevada. Both of these properties were being held for rental income. The business of holding properties for rental income is not Senior Care's core business and no longer fits its strategy of developing commercial complexes only when they are a part of a larger planned urban development project.

A complete report of this sale transaction can be found in footnote 9, SEGMENT INFORMATION & DISCONTINUED OPERATIONS to the financial statements beginning on page F-14.

Changes in real estate holdings
-------------------------------

In November of 2001 of the stock in S.R.I SFR, Inc., the corporation which owns the property being developed by Senior Care in San Jacinto, California known as The Cottages at San Jacinto, was transferred to a real estate limited partnership. A wholly owned subsidiary of Senior Care will be the general partner of the limited partnership. Limited partnership shares are being sold to pay off the existing land loan and to return to Senior Care the monies which it initially invested in the project for entitlements, architectural and engineering. Once fully funded, the limited partnership will then assign the remaining interest back to the general partner and develop the property.

Likewise, also in November of 2001, the stock in Flamingo 55, Inc. which owns the property being developed by Senior Care in Las Vegas, Nevada known as Flamingo 55, was transferred to a real estate limited partnership. A wholly owned subsidiary of Senior Care will be the general partner of the limited partnership. Limited partnership shares are being sold to pay off the existing land loan and to return to Senior Care the monies which it initially invested in the project for entitlements, architectural and engineering. Once fully funded, the limited partnership will then assign the remaining interest back to the general partner and develop the property.

Results of operations
---------------------

The results of operations of the Company for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2002 as restated are discussed below and the financial statements concerning operations for those periods which appeared herein above.

Revenues
--------

During the 3 month period ended March 31, 2002, Senior Care received income from rentals and sales of furniture from the manufacturing operation at Noble Concept Furniture. There were no condominium sales which closed during that 3 month period.

For the three month period ended March 31, 2001 we realized furniture sales of $1,394,000 and sales of $1,122,000 for the three month period ended March 31, 2002. There was no income from condominium sales during either year. Rental income was reported as a discontinued operation as a result of the sale of P/R Business, Inc. and Friendly Bear Plaza, Inc. on April 25, 2002.

Income from discontinued operations totaled $178,000 for the quarter ended March 31, 2001 as compared to $157,000 for the quarter ended March 31, 2002.

Cost of goods sold
------------------

For the three month period ended March 31, 2001 the cost of goods sold was $1,158,000 from our furniture manufacturing operations or 83% of adjusted gross sales as compared to $844,000 for the three month period ended March 31, 2002 which equaled a total of 75% of gross sales, a slight improvement in the cost of revenues from the previous reported quarter.

Selling, general & administrative expenses
------------------------------------------

Sales and marketing expenses for the quarter ended March 31, 2001 was $80,000 as compared to $97,000 for the quarter ended March 31, 2002. General and administrative expenses were $413,000 for the quarter ended March 31, 2001 as compared to $429,000 for the quarter ended March 31, 2002.

Stock based compensation
------------------------

We issued stock to consultants for work performed in connection with the purchase of real estate development projects and for investor relations work on behalf of the company. During the quarter ended March 31, 2001 as restated, we issued stock based compensation to officers and directors totaling $10,001,000 of which $8,000,000 of the total stock-based compensation was to the Chairman & Chief Executive Officer, Mervyn A. Phelan, Sr. as part of a five (5) year compensation package.. In addition, we issued stock to consultants totaling $3,971,000 for a total of stock based compensation of $13,972,000 for that quarter. During the quarter ended March 31, 2002, we issued stock based compensation to officers and directors totaling $2,475,000 and to outside consultants totaling $142,000 for total stock based compensation of $2,617,000.

Interest expense
-----------------

Interest expense totaled $326,000 for the quarter ended March 31, 2001 as compared to $762,000 for the quarter ended March 31, 2002. The increase in interest expense was due to properties becoming income generating and thus, interest is expensed whereas during the construction process, interest payments were capitalized.

Net loss
--------

Senior Care had a net loss on operations of ended March 31, 2001 of $14,640,000 for the quarter ended March 31, 2002. This contrasts with a net loss on operations of $3,744,000 for the quarter ended March 31, 2002. .

The loss reported was considerably increased due to stock based compensation which totaled $13,972,000 for the quarter ended March 31, 2001 and $2,617,000 for the quarter ended March 31, 2002.

The net loss for the period ended March 31, 2001 was $5.19 per share based upon a weighted average of 2,822,991 common shares outstanding, both basic and diluted. The net loss for the quarter ended March 31, 2002 was $0.16 per share, based upon a weighted average of 22,969,491 common shares outstanding, both basic and diluted.

Liquidity and capital resources
-------------------------------

To date, we have funded our capital requirements for our current operations from cash obtained from real estate construction loans and from equity lines of credit, some of which are from related parties, which the Company has available.

Net cash used by operating activities totaled $353,000 for the quarter ended March 31, 2001 as compared to net cash used by operating activities of $270,000 for the three month period ended March 31, 2002.

Net cash used by investing activities totaled $50,000 for the three month period ended March 31, 2001 as compared to cash provided by investing activities of $248,000 for the three month period ended March 31, 2002.

Net cash provided by financing activities totaled $199,000 for the three month period ended March 31, 2001 as compared to net cash provided by financing activities of $471,000 for the three month period ended March 31, 2002.

Net cash provided by discontinued operations totaled $167,000 for the quarter ended March 31, 2001 as compared to net cash used in discontinued operations of $46,000 for the quarter ended March 31, 2002.

Status of development projects
------------------------------

Flamingo 55 Townhomes

We have filed for a grading permit but had not yet received it from the Clark County as of May 17, 2002. We are presently attempting to raise $1,000,000 through a limited partnership offering through a regional broker dealer that will pay off the land loan and enable the company to obtain a construction loan. We are entertaining two serious construction loan proposals.

The Cottages at San Jacinto

We are presently redesigning the floor plans to meet the demands specified in our market study and will file for a grading permit upon completion of the redesign. We are presently attempting to raise $3,000,000 through a limited partnership offering through a regional broker dealer that will pay off the land loan and enable the company to obtain a construction loan. We are entertaining two serious construction loan proposals.

Signature Apartments

We are presently in the process of redesign of this project to determine whether it will be a feasible townhome site as opposed to a HUD apartment complex.

Oasis Planned Urban Development

We have hired an architect and two engineering firms to assist it in redesigning the master plan overlay such that the golf course is more thoroughly spread out over a greater portion of the property thus allowing for a greater number of residential lots to be golf course oriented. We believe that the additional golf course oriented lots will increase the value of the project and, in future, the marketability of the project and ultimate cash flow to the company.

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

Also, the company has an equity line with M & A Underwriters, a company which is owned and controlled by Mervyn A. Phelan, Jr., the son of Senior Care's chairman and Chief Executive Officer. As of March 31, 2002, Senior Care had taken a total of $2,002,000 against that credit line. However, in April, this credit line was paid in full by the issuance of common stock in lieu of cash payment. Thus, the entire credit line was renewed and remains available. The company has the ability to borrow up to a maximum of $3,500,000. Management has received confirmation from M & A Underwriters that it has cash and liquid securities on hand and available for the immediate use of Senior Care totaling $1,240,000.

Also, it should be noted that as of March 31, 2002, Senior Care had not yet arranged construction financing for its Flamingo 55 project, the Cottages at San Jacinto or for the apartment complex in New Mexico. Management is working to obtain construction financing for these projects from lending institutions. However, there is no assurance that any financing will be found. If Senior Care is not able to find the necessary financing or fund the loan commitment it already has, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer any loss due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approval.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Lawsuit against Delran
----------------------

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

Lawsuit against Tri-National
----------------------------

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

The cost of this lawsuit to Senior Care for attorneys fees and costs during the next year is estimated to be approximately $50,000. Senior Care had already expended $25,000 in attorneys' fees on this matter as of March 31, 2002.

Lawsuit against Rent USA
------------------------

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

ITEM 2 - CHANGES IN SECURITIES

See CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY appearing in the consolidated financial statements, Page F-5.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed during the quarter ended March 31, 2002 or after that time but before the filing of this quarterly report:

An 8-K Report filed on May 2, 2002 to report the disposition of certain assets of the company are incorporated herein by reference together with the exhibits attached thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Senior Care Industries, Inc.
                                           ----------------------------

 Date: May 17, 2002                    /s/ Mervyn A. Phelan, Sr.
                                           ----------------------------
                                           Mervyn A. Phelan, Sr.
                                           Chief Executive Officer