Form 10QSB
period 2002-06-30
SENIOR CARE INDUSTRIES INC
filed 2002-08-15
CIK 1095175

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

             For the quarterly period ended June 30, 2002
                                            -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 1, 2002:

Common Shares 151,788,856
Preferred Shares 1,719,488


Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                    PAGE
                                                                    ----

Item 1. Financial Statements..................................... F-1 to F-19

Item 2. Management's Discussion & Analysis of Financial
Condition & Plan of Operation.................................... I-1 to I-7

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

                                  TABLE OF CONTENTS

Unaudited consolidated balance sheet as of June 30, 2002                           F - 2

Unaudited consolidated statements of operations for the three-month periods ended June 30, 2002 and June 30, 2001, as restated and
six-month period ended June 30, 2002 and June 30, 2001, as restated                F - 4

Unaudited consolidated statements of stockholders' equity at
the six months ended June 30, 2002                                                 F - 5

Unaudited consolidated statement of cash flows for the six-month
periods ended June 30, 2002 and June 30, 2001, as restated                         F - 6

Notes to consolidated financial statements                                         F - 7 to F - 19

                           SENIOR CARE INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS


                                                  June 30, 2002
                                                  -------------

Manufacturing Assets:
 Current assets:
  Cash                                            $      4,000
  Accounts receivable                                  700,000
  Inventory                                            517,000
     Prepaid expenses                                   47,000
                                                  -------------
    Total current assets                          $  1,268,000

 Property and equipment, net of
  accumulated depreciation of $453,000                 714,000
 Goodwill                                              624,000
 Customer lists, net of accumulated
  amortization of $179,000                             250,000
 Other assets                                           36,000
                                                  -------------
Total manufacturing assets                        $  2,892,000
                                                  -------------

Real Estate Assets:
  Real estate inventory                           $  3,576,000
  Property held for development                     30,471,000
  Other assets                                          55,000
                                                  -------------
  Total Real Estate Assets                        $ 34,102,000
                                                  -------------
Other Assets:
 Investments in marketable securities             $  4,200,000
 Investment at cost                                    870,000
 Equity investments held for liquidation             2,000,000
 Notes receivable, long term                        70,729,000
                                                  -------------
Total Other Assets:                               $ 77,799,000
                                                  -------------
TOTAL ASSETS                                      $114,793,000
                                                  =============

continued

                             SENIOR CARE INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET, CONTINUED
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30, 2002
                                                -------------

Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     441,000
  Accrued liabilities                                  25,000
  Line of credit                                      517,000
                                                --------------
Total manufacturing liabilities                 $     983,000
                                                --------------
Real Estate Liabilities:
 Accounts payable                                      30,000
 Accrued liabilities                                  124,000
 Deferred gain on discontinued operations             500,000
 Accrued interest                                     509,000
 Mortgage notes payable                            13,037,000
                                                --------------
Total Real Estate Liabilities                   $  14,200,000
                                                --------------
Other liabilities:
 Notes payable                                     22,218,000
                                                -------------
Total Other Liabilities                         $  22,218,000
                                                -------------
TOTAL LIABILITIES                               $  37,401,000
                                                --------------

STOCKHOLDERS' EQUITY:
All classes - shares authorized, 220,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                           -
 Series B preferred stock,
  none issued and outstanding                               -
 Series D preferred stock,
  none issued and outstanding                               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  Outstanding                                           1,000
 Series G convertible preferred stock
 20,022 shares issued and outstanding                       -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding                 1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding                      -
 Common stock, 48,701,730 shares issued
  and outstanding (Notes 9 & 12)                       49,000
 Additional paid-in capital                       114,878,000
 Accumulated deficit                              (37,536,000)
                                                --------------
Total stockholders' equity                      $  77,392,000
                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 114,793,000
                                                 =============

                 See notes to consolidated financial statements

                                       SENIOR CARE INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------

                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                             2001             2002               2001           2002
                                          as restated                         as restated
                                         --------------  --------------      -------------  --------------
Revenues:
 Real estate sales                           1,114,000               -          1,114,000               -
 Furniture sales                             1,251,000       1,315,000          2,646,000       2,436,000
                                         --------------  --------------      -------------  --------------
Total revenues                               2,365,000       1,315,000          3,760,000       2,436,000
                                         --------------  --------------      -------------  --------------
Cost of revenues:
 Furniture sales                             1,047,000       1,071,000          2,205,000       1,915,000
 Real estate sales                           1,089,000               -          1,089,000               -
                                         --------------  --------------      -------------  --------------
Total cost of revenues                       2,136,000       1,071,000          3,294,000       1,915,000
                                         --------------  --------------      -------------  --------------
Gross profit                                   229,000         244,000            466,000         521,000
                                         --------------  --------------      -------------  --------------
Operating expenses:
 Sales and marketing                           164,000          63,000            248,000         160,000
 General and administrative                    474,000         472,000            466,000         971,000
 Stock-based compensation                            -       2,642,000         14,351,000       5,260,000
                                         --------------  --------------      -------------  --------------
Total operating expenses                       638,000       3,177,000         15,065,000       6,391,000
                                         --------------  --------------      -------------  --------------
Loss from operations                          (409,000)     (2,933,000)       (14,599,000)     (5,870,000)

Other expense:
 Interest expense                             (408,000)       (680,000)          (845,000)     (1,384,000)
 Loss on settlements                                          (163,000)           (41,000)
 Loss on conversion of Series G Preferred
   to common stock                                             (10,000)                           (10,000)
 Other non-recurring expense                   (87,000)         (1,000)           (89,000)       (162,000)
                                         --------------  --------------      -------------  --------------
Total other expense                           (495,000)       (854,000)          (975,000)     (1,556,000)
                                         --------------  --------------      -------------  --------------
Loss from continuing operations               (904,000)     (3,787,000)       (15,574,000)     (7,426,000)
Gain on sale of discontinued operations       (678,000)        957,000           (725,000)        957,000
Loss from discontinued operations
 net of income taxes of $0                      56,000         (48,000)           (44,000)       (168,000)
                                         --------------  --------------      -------------  --------------
Net Loss                                 $  (1,526,000)  $  (2,878,000)      $ (16,347,000) $  (6,637,000)
                                         ==============  ==============      =============  ==============

Basic & diluted loss per share:
 Loss from continuing operations         $       (0.10)  $       (0.11)      $      (1.75)  $       (0.22)
 Gain (loss) from discontinued
   operations                                    (0.09)           0.02              (0.09)           0.02
                                         --------------  --------------      -------------  --------------
 Net loss:                               $       (0.19)  $       (0.09)      $      (1.83)  $       (0.20)
                                         ==============  ==============      =============  ==============
Basic and diluted weighted average
 number of common shares outstanding         8,876,491      33,251,529          8,876,491      33,251,529
                                         ==============  ==============      =============  ==============

                              See notes to consolidated financial statements

                                                    F-4

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the six month period ended June 30, 2002

                                                                        Additional                        Total
                               Preferred stock        Common stock       paid-in       Accumulated     Stockholders'
                           Shares         Amount    Shares    Amount     capital         Deficit          Equity
--------------------------------------------------------------------------------------------------------------------


Balances as of
 December 31, 2001         1,702,629     $ 2,000  20,447,269  $20,000   $106,840,000   $(30,899,000)   $ 75,963,000

Common stock issued
for services                                      15,923,167  $16,000   $  5,244,000                   $  5,260,000

Conversion of preferred
stock                         16,692           -      23,483        -   $     10,000                   $     10,000

Common stock issued
to cancel debt due to
related party                                      9,307,811  $ 9,000   $  1,917,000                   $  1,926,000

Common stock issued for common
stock of Stem Genetics, Inc.                       3,000,000  $ 3,000   $    867,000                   $    870,000

Net loss for the six months
ended June 30, 2002                                                                    $ (6,637,000)   $ (6,637,000)
--------------------------------------------------------------------------------------------------------------------
Balances as of
June 30, 2002              1,719,855     $2,000   48,701,730  $49,000   $114,878,000   $(37,536,000)   $ 77,392,000

                                   See notes to consolidated financial statements

                                                           F-5

                               SENIOR CARE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
=========================================================================================

                                                                   Six Months Ended
                                                           June 30, 2001   June 30, 2002
                                                            as restated
                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                 $   (16,347,000)  $   (6,637,000)
Adjustments to reconcile net loss to
 net cash used in operating activities of
 continuing operations:
  Loss from discontinued operations                                    -          168,000
  Depreciation                                                   148,000          124,000
  Amortization of discounts on mortgage notes                          -          979,000
  Issuance of common stock for services                       14,359,000        5,260,000
  Issuance of common stock for settlement                        135,000                -
  Issuance of common stock for expenses                           17,000                -
  Gain on sale of discontinued operations                                        (957,000)
Changes in operating assets and liabilities:
    Accounts Receivable                                          (18,000)        (275,000)
    Inventory                                                     20,000          (33,000)
    Real estate held for sale                                  1,744,000                -
    Prepaids and others                                           25,000           49,000
    Accounts payable                                            (642,000)        (128,000)
    Accrued expenses                                             263,000          344,000
    Unearned revenue                                                   -          (88,000)
    Other current liabilities                                   (31,000)         (164,000)
                                                        ----------------   ---------------
      Net cash used in operating activities             $       (97,000)   $   (1,308,000)
                                                        ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property held for development                           $      (148,000)         (153,000)
Changes in other assets                                          53,000           (72,000)
                                                        ----------------   ---------------
      Net cash used in investing activities             $        95,000    $     (225,000)
                                                        ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable to related parties          $     3,092,000         1,046,000
 Net borrowings from line of credit                                               135,000
 Proceeds from real estate loans                                178,000           284,000
 Payments on real estate loans                                  446,000           (21,000)
 Discount on notes payable                                   (3,589,000)                -
 Changes in additional paid in capital                                -            10,000
 Issuance of common stock                                             -             1,000
                                                        ----------------   ---------------
      Net cash provided by financing activities         $       127,000    $    1,455,000
                                                        ----------------   ---------------
Net increase (decrease) in cash                                 (65,000)         (128,000)
Cash at beginning of period                                      74,000           132,000
                                                        ----------------   ---------------
Cash at end of period                                   $         9,000    $        4,000
                                                        ================   ===============
Supplemental disclosure of cash flow information-
  Cash paid during the period for
  interest, net of amounts capitalized                  $       531,000    $    1,384,000
                                                        ================   ===============

Supplemental disclosure of non-cash investing
and financing activities:
Promissory notes received on sale of
 discontinued operations                                $             -           500,000
Marketable securities received on sale of discontinued
 operations                                                           -         4,200,000
Promissory notes received on sale of stock in
 Senior Care International, S.A. de C.V.                              -        70,729,000

                      See notes to consolidated financial statements

                                           F-6

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information
-----------------------------

Senior Care Industries, Inc. (the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"); however, its interim financial statements are prepared pursuant to the Securities Act of 1934. The information as of June 30, 2002, and for the three months ended June, 2001 and 2002, as well as for the six months ended June, 2001 and 2002 is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001. The results of operations for the three months ended June 30, 2002, and for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, realization of investments, valuation of long-lived assets consisting primarily of real estate and intangible assets and the realizability of deferred tax assets. The Company's management also estimates its real estate costs of borrowing and terms of repayment. The Company's management also must estimate the value of its common and preferred stock issued. Management uses quoted prices as the basis for fair value of common stock and fair value of assets received when issuances of preferred stock are convertible into common stock unless the value is more clearly determined by another method. Management bases their estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries where Senior Care had effective control at any time during the periods reported, Noble Concepts Fidelity, Inc., P/R Business, Inc., Friendly Bear Plaza, Inc., Senior Care, Flamingo Management, Inc., Flamingo Associates, L.P., Senior Care San Jacinto Management, Inc., San Jacinto Partners, L.P., Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Senior Care International S.A. de C.V. and Goldcoast Partners I, L.P.

All material inter-company balances and inter-company transactions have been eliminated.

                         SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Risks and uncertainties
-----------------------

Environmental Liabilities

With respect to real estate development projects that are in beginning, as well those that are underway, insufficient information may exist upon which judgments can be made as to the validity or ultimate determination as to whether there may be unknown environmental liabilities, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such unknown potentials.

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

We may obtain future funding through new public offerings equity securities to continue construction projects and real estate development projects. This may well involve the issuance of additional common stock. Also, following the close of the present quarter, we issued common stock to retire debt. A full discussion of this debt retirement follows in Footnote 11 on Page F-19 under Subsequent Events.

Marketable securities
---------------------

As of the date the sale closed, April 25, 2002, Senior Care received a total of 4,200,000 common shares of Career Worth, Inc. which comprised less than 20% of the total number of shares outstanding in Career Worth as of that date. Since Senior Care's ownership interest in Career Worth was less than 20% on the date of closing, April 25, 2002, management of Senior Care reported a gain on the exchange and the equity interest held by Senior Care which was accounted for as available-for-sale marketable securities. A marketable security is one which is issued by a publicly held company where the security issued is salable to the general public. The security, as in the present case, may contain a restriction on sale and still be considered a marketable security. Also, the security may not be easily or readily salable and the market for the stock in the particular security may be, as here, thinly traded. This is the reason that the Company obtained these shares at a substantial discount from the current market when they were received.

Equity Investment Held for Liquidation
--------------------------------------

Senior Care acquired a 45% membership interest in Delran, an entity which holds 30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income of the income or loss from Delran because management of Senior Care has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. Senior Care initiated litigation in late 1999, which continues through the current date, to liquidate and distribute the assets of Delran. Management had information available in 2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management believes the current carrying value of $2,000,000 at June 30, 2002 will be recovered since Delran will have sufficient assets upon final liquidation of the properties.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Intangible Assets
-----------------

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 was adopted on January 1, 2002 applying to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Intangible assets acquired in connection with the acquisition of Noble as of December 31, 2001 consisted of customer lists and goodwill which totaled $874,000. The Company's transitional analysis was performed internally. Management reviewed its allocation of purchase price noting no change in the carrying values of goodwill or customer lists. Management also reviewed the operating cash flows of Noble, noting that future cash flows, including the residual value of the business, should recover the carry value of Noble's goodwill. The Company reassessed the useful lives of other intangible assets consisting of customer lists during the first interim quarter after adoption of SFAS 142 with no impact on management's previous estimates.

Long lived assets
-----------------

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company adopted Statement No. 144 on January 1, 2002. Upon adoption,
The impact on the company was not significant.

Discontinued operations
-----------------------

Under statement No. 144, The company reports as discontinued operations reportable segments of its Business when (1) cash flows and results of operations can be identified, (2) the assets sold are not art of a larger reporting unit and (3) the company has no continuing involvement.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Gains and losses on extinguishment of debt
------------------------------------------

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

Per Share Information
---------------------

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred during the quarterly periods reported, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consisting of the incremental common shares issuable upon the conversion of preferred stock, using the if-converted method and the exercise of stock options, using the treasury stock method approximated 72,967,617 shares for the six months ended June 30, 2002.

Segment information
-------------------

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (See Note 8). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

NOTE 2 - INTANGIBLE ASSETS

Effective January 1, 2002, goodwill is not amortized. Amortization of customer lists is provided over five (5) years [as of June 30, 2002 there were approximately (3) three years remaining] using the straight-line method. Intangible assets acquired in connection with the acquisition of Noble in on April 28, 2000 consisted of customer lists and goodwill in the amount of $429,000 and $698,000, respectively. The table below shows the gross carrying amount of those assets and the accumulated amortization:

                                        As of June 30, 2002
                                        -------------------
                                  Gross Carrying          Accumulated            Net carrying
                                     Amount               Amortization           Value
                                  ---------------         -------------          ------------
Amortized intangible
Assets   customer lists           $      429,000          $    179,000           $    250,000
                                  ===============         =============          ============
Unamortized intangible
Assets   Goodwill                 $      624,000                                 $    624,000
                                  ===============                                ============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 2 - INTANGIBLE ASSETS, CONTINUED

Aggregate amortization of customer lists for the six month period ended June 30, 2001 was $93,000 and for the period ended June 30, 2002 was $179,000. The estimated future annual amortization expense as of June 30, 2002 is as follows:

       Year one                    $ 86,000
       Year two                      86,000
       Year three                    78,000
                                   ---------
       Total                       $250,000
                                   =========

Pro forma results of operations, assuming goodwill was not amortized during the six months ended June 30, 2001, is not significant since amortization during such period Was $23,000.

Aggregate amortization of customer lists for the six month period ended June 30, 2001 was $93,000 and for the period ended June 30, 2002 was $179,000. The estimated future annual amortization expense as of June 30, 2002 is as follows:

       Year one                    $ 86,000
       Year two                      86,000
       Year three                    78,000
                                   ---------
       Total                       $250,000
                                   =========

Pro forma results of operations, assuming goodwill was not amortized during the six months ended June 30, 2001, is not significant since amortization during such period Was $23,000.

NOTE 3 - REAL ESTATE

Real estate consists of the following as of June 30, 2002:

                                                   June 30,
                                                     2002
                                                 -------------
Real estate inventory-
  Evergreen Manor                                $  3,576,000
                                                 =============

During the second quarter, a dispute arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first six month period of 2002. It left a total of 22 condominium units unsold. In order to force the general contractor to a reasonable settlement, the limited liability company filed a petition under Chapter 11 of the Bankruptcy Code on July 2, 2002. Immediately following the filing, the general contractor agreed to a settlement and further agreed to cooperate with the limited liability company. As a result, the sales program has again commenced operations.

Real estate held for development:
  Signature Properties                                632,000
  The Cottages at San Jacinto                       4,005,000
  Flamingo 55                                       1,312,000
  Oasis PUD                                        24,320,000
  Various other                                       202,000
                                                 -------------
                                                 $ 30,471,000
                                                 =============

See Note 9 for discussion of commercial rental property sold on in May, 2001, April 25, 2002 and its Mexican properties sold on May 29, 2002, respectively, which are considered reporting segments under SFAS.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 3 - REAL ESTATE, CONTINUED

Capitalized interest on real estate under development at June 30, 2002 included the following:

Flamingo 55                              $         -
San Jacinto                                   93,000
Signature Properties                          15,000
                                         ------------
                                         $   108,000
                                         ============

Capitalized costs at June 30, 2002 included the following:

Flamingo 55                              $   227,000
San Jacinto                                  758,000
Signature Properties                         617,000
Oasis                                         28,000
Pahrump                                      124,000
                                         ------------
                                         $ 1,754,000
                                         ============

NOTE 4 - MORTGAGE NOTES

The Company had secured mortgage obligations as summarized below as of June 30, 2002:

Evergreen Manor Property
------------------------

A construction loan with a bank, bearing
interest at prime plus 1.25% payable in
interest only, monthly installments, payable
upon release provisions from sales
of units, which are presently on-going          $ 2,040,000

A loan with a real estate broker at 15%
interest, payable upon release
provisions from sales of
units which are presently on-going                  217,000

Signature Properties
--------------------
Payable to private party, fully
satisfied on December 31, 2001
for 2,871,812 shares of common stock                128,000

Flamingo 55
-----------
A land loan with a bank, interest at
13% per annum, payable monthly
balloon payment due May 1, 2003                     675,000

Cottages of San Jacinto
-----------------------
Land loan with a private lender,
interest only at 13.50%, per annum,
payable monthly, principal due in
balloon payment on August 2002                    1,922,000

Private loan bearing interest at
18%, interest only payable monthly,
currently in default and due on demand              551,000

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 4 - MORTGAGE NOTES, CONTINUED

Oasis Planned Urban Development
-------------------------------
A loan from the seller, interest at
7% per annum, payable quarterly together
with principal of $31,475 beginning March,
2004 due January 2006                             7,504,000
                                               -------------
Total                                          $ 13,037,000
                                               =============
NOTE 5 - NOTES PAYABLE

The Company had other obligations as summarized below as of June 30, 2002:

Other unsecured acquisition note
with principal and accrued interest
due on April 29, 2004, as extended              $ 700,000
                                                ==========

Manufacturing credit facility with a
Financial institution, variable interest
at a referenced prime rate, plus 3.5% per
annum, 12.5%, per annum, or $10,000,
whichever is greater, payable monthly,
expires August 31, 2002, renewable
annually by mutual written consent              $ 517,000
                                                ==========

Noble has a credit line with a financial institution, which is secured by substantially all the assets of Noble, and guaranteed by the Company. Noble can borrow 80% of eligible accounts receivable. Eligible accounts receivable are receivables which are due within a period of 90 days. During 2000, the Company paid off an equipment term loan and an inventory line in 2001. The agreement expires August 31, 2002. The agreement requires the Company to pay an annual fee of $27,000, and a monthly administrative fee equal to 0.34% of the gross accounts receivable balance, payable monthly. Since inception of the agreement in August 31, 2000, the Company has been required to pay the minimum interest of $10,000 per month causing the effective interest rate to exceed the maximum stated rate of 12.5%, per annum. The weighted average effective interest rate on borrowings under this agreement are approximately 33%, per annum.

Additionally, when the Company sold its stock in Senior Care International, S.A. de C.V. on May 29, 2002, it remained contingently obligated to pay certain debts which were owed by Senior Care International under the terms of the contracts for deed which Senior Care International had on the following listed properties. The amount of those obligations is set forth in the following table:

Plaza Rosarito
--------------
A lien on real property, interest-free,
net of unamoritized discount of $2,975,000,
estimated date of ultimate sale of the
property and payment of loan is April 30, 2006            6,225,000

Hills of Baja Mar
-----------------
Obligation to bond holders of interest-free,
net of unamortized discount of $3,642,000,
estimated date of ultimate sale of the
property and payment of loan is April 30, 2006            7,620,000

Plaza Resort
-------------
Note Payable to a Mexican bank, interest-free,
net of unamortized discount of $2,936,000,
estimated date of ultimate sale of the
property and payment of loan is April 30, 2006            6,143,000

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE

Portal Del Mar
--------------
Payable to original seller on completion of
project, net of unamortized discount
of $193,000, estimated date of ultimate sale
of the property and payment of
loan is April 30, 2006; no due date                         407,000
                                                       -------------
Total contingent obligations:                          $ 20,395,000
                                                       =============

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

At June 30, 2002, the Company has an unsecured credit line with an affiliate which accrues interest at 10%, per annum, payable together with the principal advanced, four (4) years from date of each advance. The credit line currently has no expiration date. The note holder has granted an irrevocable commitment of up to $1,000,000 through December 31, 2002, and the holder has agreed not to terminate the credit line until after March 31, 2003, as a means to ensure the Company meets its working capital requirements. On April 12, 2002, the balance due on the credit line, which was $2,596,879 on that date, was paid off by the issuance of 9,307,811 shares of common stock in the Company. The number of shares of common stock issued were determined based upon fair value on the date of exchange, and accordingly, no gain or loss was required to be reported. As of June 30, 2002, the credit line had again been used and a total of $826,000 is owed on this credit line as of that date. Borrowings during the six month period ended June 30, 2002 amounted to $985,000.

NOTE 7 - CONTINGENCIES

Rent USA Equipment Leases

On January 23, 2001, the Company leased mining equipment which it in turn sub-leased to Equip USA, a wholly owned subsidiary of Rent USA. The leases were obtained and the Company agreed to become liable under the terms of the leases based upon Rent USA's representation that the equipment would be leased continually for at least the first two years to a single user under a written contract for the rental of the equipment. This project failed and the Company remains liable for approximately $300,000 in deficiencies. Management recorded a provision for loss during the year ended December 31, 2001. The situation has not changed since that date.

NOTE 8 - CAPITAL TRANSACTIONS

Common stock-based compensation
-------------------------------

The Company issued the following shares to officers and directors during the six month period ended June 30, 2002:

purpose for                  Shares               Value of shares
issuing stock                Issued               On date of issue
-------------------------------------------------------------------
Stock Option Plan to:
Mervyn A. Phelan             400,000            $    76,000
Craig H. Brown               400,000                 76,000
David Tsai                   300,000                 42,000
-------------------------------------------------------------------
Total:                     1,100,000            $   194,000
                           =========            ===========





                       SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL TRANSACTIONS, CONTINUED

Common stock issued to consultants
----------------------------------

The Company issued stock to consultants for work performed in connection with the purchase of real estate development projects and for investor relations work on behalf of the Company. The chart which appears below shows the shares issued and the value of the stock on the date of issue:

purpose for                  Shares       Value of shares
issuing stock                Issued       On date of issue
-------------------------------------------------------------------

Investor relations
services                     25,000             $     7,000

Real estate due
diligence, investigation
& assistance              3,500,000             $   770,000

Make up shares paid
due to falling value of
shares originally issued
for real estate due
diligence, investigation
& assistance              7,000,000             $ 1,918,000
------------------------------------------------------------------
Total:                   10,525,000             $ 2,695,000
                         ==========             ===========

Common stock issued in payment of debt
--------------------------------------

The Company issued common stock to pay off debt as follows:

purpose for                  Shares       Relationship            Value of shares
issuing stock                Issued       To Issuer               On date of issue
----------------------------------------------------------------------------------
Debt payoff                  9,307,811    The issuer is           $ 2,141,000
                                          controlled by the
                                          son of Mervyn A.
                                          Phelan, Sr., Chief
                                          Executive Officer of
                                          the Company

Common stock issued in exchange for assets
------------------------------------------

The Company exchanged stock for stock in another company as follows:

purpose for                  Shares       Relationship            Value of shares
issuing stock                Issued       To Issuer               On date of issue
----------------------------------------------------------------------------------

Exchange of stock            3,000,000    None                    $    870,000
Issued to Stem Genetics, Inc.

Stem Genetics is involved in medical research specializing in the research of blood stem cells to provide protections to the body's immune system and to discover new therapies for cancer, diabetes and human longevity. The Company's ownership in Stem Genetics represents 12.5% of its issued and outstanding common stock. Accordingly, such investment will be accounted for under the cost method.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL TRANSACTIONS, CONTINUED

Preferred Stock
---------------

Series G Preferred
------------------

As of June 30, 2002, a total of 20,538 shares of Series G preferred ("G Preferred") shares were authorized and issued in connection with certain settlements with existing common shareholders which demanded relief from the Company's one (1) for 30 reverse stock split. The G Preferred shares are convertible into 60 shares of common stock on a formula, which allows conversion of 20% of the number of preferred shares held by an individual preferred shareholder on the anniversary date of the issuance of those preferred shares and 20% on each anniversary date thereafter until all preferred shares have been converted. The conversion period is five years from the date of issuance. The 20,538 Series G preferred shares will convert into 1,232,280 shares of common stock. During the six month period ended June 30, 2002, a total of 516 shares were converted into a total of 40,948 common shares. Also, during the six month period ended June 30, 2002, a total of 17,375 shares of Series G Preferred were issued and consequently, 17,375 shares of common stock were retired. Due to the conversion of shares, issuance of Series G preferred and retirement of common stock, paid-in capital increased by $10,000.

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

Senior Care has developed the following segment information, the first being from commercial rental properties sold, consisting of Broadway-Acacia, Pecos Russell Business Center and Friendly Bear. These operations are reflected in the accompanying consolidated financial statements as discontinued in accordance with the adoption of SFAS 144 and Accounting Principles Board Opinion No.30. The second reporting segment is the manufacturing operations of Noble.

The loss from rental operations discontinued for the six-month periods ended June 30, 2001, as restated, and June 30, 2002, are as follows:

                                     Six months ended June 30
                                     2001                2002
                                 as restated
                                 -------------       ------------

Rental Income                    $    454,000        $   206,000
Less: Operating expenses             (181,000)          (102,000)
      Depreciation                   (126,000)           (95,000)
      Interest                       (263,000)          (177,000)
                                 -------------       ------------
Loss attributable to rental
 discontinued operations         $    (45,000)          (168,000)
                                 =============       ============

Broadway-Acacia was sold to a related party at a loss of $678,000 in 2001. Pecos Russell and Friendly Bear were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of Career Worth, Inc., a public company traded on the over-the-counter bulletin board under the symbol "CRWO."

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 9   SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

In the transaction involving the sale of the stock which Senior Care held in P/R Business, Inc. which is the owner of the Pecos Russell Business Center, Senior Care obtained a total of 3,100,000 shares of Career Worth, Inc. restricted common stock and $250,000 in cash which was to be paid within 90 days of the sale. The value of the Career Worth stock on the date of the closing of the sale was set for purposes of the contract at $1.00 per share. Should the bid price of that stock fall in value below the $1.00 per share amount at any time within the next year, then the seller must compensate Senior Care in additional stock for the loss of stock value in the transaction. It should be noted that the actual bid price of Career Worth on April 25, 2002, the closing date, was $2.67. However, the price of $1.00 was agreed to between the parties based upon the fact that Career Worth has a limited operating history, limited liquid assets and the agreement's make-up share provision which gives Senior Care asset protection by requiring additional shares if the bid price falls below $1.00 during the next year.

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

The following table shows Senior Care's net carrying value for these properties on March 31, 2002 which was the last date for which Senior Care has reported the carrying value of these properties, the amount of loans assumed by the buyer from Senior Care and the stock value of Career Worth, Inc. common stock assigned by the contract plus the cash to be paid 90 days from the closing date:

                        P/R Business, Inc.    Friendly Bear       Totals
                                              Plaza, Inc.
---------------------------------------------------------------------------------
Carrying value          $ 6,008,000           $ 3,345,000         $ 9,353,000
 Less: Loans assumed     (3,486,000)           (2,624,000)         (6,110,000)
                        ------------          ------------        -----------
 Net carrying value       2,522,000               721,000           3,243,000

Value of Career Worth
Shares                    3,100,000             1,100,000           4,200,000
Note receivable             250,000               250,000             500,000
                        ------------          ------------        -----------
Total sale price          3,350,000             1,350,000           4,700,000
                        ------------          ------------        -----------
Gain on sale            $   828,000           $   629,000         $ 1,457,000
Less: deferred
portion of gain            (250,000)             (250,000)           (500,000)
                        ------------          ------------        -----------
gain reported this
reporting period        $   578,000           $   379,000         $   957,000
                        ============          ============        ===========

Since the note receivable portion of the sale has not yet been received, the cash portion of the gain on the sale has been deferred until the cash is actually received at which time, it will be reported as a gain.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 9   SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Noble
-----

Revenues and expenses incurred in connection with the Noble manufacturing operations are as follows:

                                         Three months ended June 30,        Six months ended June 30,
                                       ------------------------------    -------------------------------
                                           2001              2002            2001              2002
Net sales                              $ 1,244,000       $ 1,315,000     $ 2,638,000        $ 2,436,000
Cost of sales                            1,077,000         1,071,000       2,266,000          1,915,000
                                       ------------      ------------    ------------       ------------
  Gross profit                             166,000           244,000         372,000            521,000

Selling and marketing expenses              86,000            58,000         166,000            148,000
General and administrative expenses        236,000           201,000         461,000            403,000
                                       ------------      ------------    ------------       ------------
Total expenses                             322,000           259,000         627,000            551,000
                                       ------------      ------------    ------------       ------------
Net profit (loss)                      $  (156,000)          (15,000)       (254,000)           (29,000)
                                       ============      ============    ============       ============

NOTE 10   MANAGEMENT'S PLANS

The Company has incurred losses in its recent history. Much of the loss are as a result of stock based compensation and other non-cash transactions. At June 30, 2002, the Company's current assets exceeded current liabilities by $285,000. To date, the Company has funded its working capital requirements from cash obtained from equity lines of credit, of which a $3,500,000 credit facility is from an affiliate, which expires in August, 2004. This agreement is irrevocable until March, 2003, with guaranteed advances of approximately $1.2 million. On April 12, 2002, the Company converted $2,597,000 by the issuance of 9,307,811 shares of common stock based upon fair value. Since that time, the Company has borrowed a total of $826,000 as of June 30, 2002 leaving a total of $2,674,000 available under the credit facility and guaranteed advances of $374,000.

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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 10 - MANAGEMENT'S PLANS, CONTINUED

As of the date of this quarterly report, the Company has received a commitment for a construction loan on its project in San Jacinto. However, the Company has not yet accepted that commitment. If Senior Care does not accept this commitment and is unable to find another loan that is not acceptable to the Company or is unable to obtain a suitable loan, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer material losses due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approvals.

Subsequent to the next 12 months, management plans to finance their long-term operations and capital requirements with the profits and funds generated from the revenues from the sale of our condominiums, single family residences if development can begin and be completed in a timely fashion, and from profits, if any, in our manufacturing facility, investment funds received from limited partnerships and further borrowings against credit lines which we already have available to us. We may obtain future funding through new private financings and public offerings of debt and equity securities and most certainly, will continue to borrow money from banks and savings institutions to continue construction projects and real estate development projects.

NOTE 11 - SUBSEQUENT EVENTS

On July 26, 2002, the Company entered into an agreement with Oasis International Corporation under the terms of which Senior Care agreed to issue common stock to pay debt owed by Senior Care to Oasis. The amount of the debt which was retired totaled $7,377,000 and had been a mortgage obligation owed on the Oasis Planned Urban Development project in Nevada. A total of 77,652,632 shares of common stock were issued to retire $7,377,000 in debt. The shares issued by the Company are subject to a mandatory redemption feature if the Company fails to achieve certain goals by July 26, 2003. Accordingly, the shares of common stock will be reflected as "mezzanine" financing and not included in stockholder equity until the mandatory redemption clause is removed. Also, these shares are subject to an irrevocable proxy for a period of three years which requires the shares to vote at shareholder meetings with the majority thus assuring that current control of the Company is maintained.

Additionally, a total of 17,834,737 shares of common stock were issued on the same date to convert a total of 60,000 shares of Series J Preferred stock. Series J Preferred was issued to Oasis as part of the original purchase price for the Oasis Planned Urban Development project.

Furthermore, under the terms of the contract with Oasis entered into at the time of the purchase of the property, Senior Care was obligated to pay a monthly consulting fee of $26,000 beginning January 1, 2002 through July 31, 2003 to Douglas Hoyt for planning and development work on the Oasis project. On July 26, 2002, the Company issued 5,200,000 shares of common stock to this consultant in lieu of the cash payment requirements which were required by the agreement. The value of those shares on the date of issue was $.10 per share and a total of $520,000 will be expensed for this engagement. This issuance of stock to Douglas Hoyt retires the obligation which the Company had to him which would have continued through July of next year.

Also, on July 10, 2002, the Company issued 2,400,000 shares of stock for a note subscription to a European investor.

All of this stock was issued subsequent to June 30, 2002 pursuant to Section 4(2) of the Securities Act of 1934, as amended, none of it has been registered, it is not intended that it will be registered by the filing of a registration statement with the Securities & Exchange Commission and therefore, all of this stock is restricted and none of it may be sold into the public market for at least one year from the date of issue. Any sales after that time would have to comply with Rule 144 on sales of restricted stock.

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

Senior Care's Business Model
----------------------------

Senior Care is dedicated to building affordable housing for senior citizens. Currently, Senior Care has projects under development in Southern California and in Las Vegas, Nevada.

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

Investments in securities made during the quarter
-------------------------------------------------

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

Sales of assets during the quarter
----------------------------------

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

A complete report of this sale transaction can be found in footnote 9 to the Financial Statements herein above.

On May 29, 2002, Senior Care entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The base sale price was $70,229,055 U.S. payable over a period of four years. The contracts allow for certain price adjustments and reimbursements for amounts paid by the buyer in the event of the inability of buyer to develop any of the properties to which Senior Care International has claim. Also, the price may be adjusted depending upon the extent of and validity of liens against the properties to which Senior Care International has claim.

As a part of the transaction, Senior Care International is transferring $100,000 U.S. into an account in the name of the buyer in Mexico to be used to defend the contracts for deed owned by Senior Care International in the Mexican courts.

Additionally, an amount of up to 8% of the purchase price will be paid in a combination of cash and stock to various entities who assisted in the transaction.

Results of operations
---------------------

The results of operations of the Company for the three month period ended March 31, 2001, as restated, compared to the three month period ended June 30, 2002 are discussed below as are the results for the six month period ended June 30, 2001, as restated, compared to June 30, 2002 and the financial statements concerning operations for those periods which appeared herein above.

Revenues
--------

During the three month period ended June 30, 2001, Senior Care received income from real estate sales, equipment rental and commercial real estate rentals as well as income from its manufacturing operations. Likewise, during the six month period ended June 30, 2001, revenues came from the same sources. During the three month period ended June 30, 2002, Senior Care received income from commercial real estate rentals and furniture sales from its manufacturing operations. Likewise, during the six month period ended June 30, 2002, revenues came from the same sources. There were no real estate sales of Senior Care developed real estate during that period.

For the three month period ended June 30, 2001, as restated, we realized furniture sales of $1,251,000 as compared to sales for the three month period ended June 30, 2002 of $1,315,000. Income from condominium sales for the three month period ended June 30, 2001 totaled $1,114,000. There were no condominium sales during the three month period ended June 30, 2002. The reason there were no sales during this period was as a result of a dispute which arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first six month period of 2002. It left a total of 22 condominium units unsold. The dispute has now been resolved. Rental income was reported as a discontinued operation as a result of the sale of P/R Business, Inc. and Friendly Bear Plaza, Inc. on April 25, 2002.

Income from discontinued operations totaled $286,000 for the three months ended June 30, 2001 as compared to $49,000 for the three month period ended June 30, 2002 noting that rentals ceased as of April 25, 2002.

For the six month period ended June 30, 2001, as restated, we realized furniture sales of $2,646,000 as compared to sales for the three month period ended June 30, 2002 of $2,436,000. There were no condominium sales during the six month period ended June 30, 2002 for the reasons noted above.

Cost of goods sold
------------------

For the three period ended June 30, 2001 the cost of goods sold was $1,047,000 from our furniture manufacturing operations or 84% of adjusted gross sales as compared to $1,071,000 for the three month period ended June 30, 2002 which equaled a total of 81% of gross sales, a slight improvement in the cost of revenues from the previous reported three month period.

For the six month period ended June 30, 2001, the cost of goods sold was $2,205,000 or 84% of adjusted gross sales as compared to $1,915,000 for the six month period ended June 30, 2002, which equaled a total of 81% of gross sales from our furniture manufacturing operations.

Selling, general & administrative expenses
------------------------------------------

Sales and marketing expenses for our manufacturing operation for the three month period ended June 30, 2001 was $86,000 as compared to $58,000 for the three month period ended June 30, 2002. General and administrative expenses were $236,000 for the three month period ended June 30, 2001 as compared to $201,000 for the three month period ended June 30, 2002.

Sales and marketing expenses for the six month period ended June 30, 2001 totaled $166,000 as compared to $148,000 for the six month period ended June 30, 2002. Noble Furniture had administrative costs of $461,000 for the six month period ended June 30, 2001 as compared to $403,000 for the six month period ended June 30, 2002.

Stock based compensation
------------------------

We issued stock to consultants for work performed in connection with the purchase of real estate development projects and for investor relations work on behalf of the company. During the three month period ended June 30, 2001 as restated, we issued stock based compensation to officers and directors totaling $10,505,000 of which $8,000,000 of the total stock-based compensation was to the Chairman & Chief Executive Officer, Mervyn A. Phelan, Sr. as part of a five (5) year compensation package. In addition, we issued stock to consultants totaling $3,425,698. Total stock based compensation was $14,351,000 for the six month period ended June 30, 2001. During the six month ended June 30, 2002, we issued stock based compensation to officers and directors of $2,642,000. We issued stock to outside consultants totaling $2,618,000 for total stock based compensation of $5,260,000 for that period.

Interest expense
----------------

Interest expense totaled $408,000 for the quarter ended June 30, 2001 as compared to $680,000 for the quarter ended June 30, 2002. The increase in interest expense was due generally to the payment of additional interest on properties where interest is not being capitalized. For the six month period ended June 30, 2001, interest expense totaled $845,000 as compared to an interest expense of $1,384,000 for the six month period ended June 30, 2002.

Net loss
--------

Senior Care had a net loss on continuing operations for the quarter ended June 30, 2001 of $904,000 as compared to a loss of $3,787,000 for the quarter ended March 31, 2002.

The net loss on continuing operations for the quarter ended June 30, 2001 was $0.10 per share based upon a weighted average of 8,876,491 common shares outstanding, both basic and diluted. The net loss on continuing operations for the quarter ended June 30, 2002 was $0.11 per share, based upon a weighted average of 33,251,529 common shares outstanding, both basic and diluted.

The net loss on continuing operations for the six month period ended June 30, 2001 was $15,574,000 as compared to a net loss of $7,426,000 for the six month period ended June 30, 2002. This resulted in a net loss per share, both basic and diluted of $1.75 for the six month period ended June 30, 2001 as compared to a net loss of $0.22 per share, both basic and diluted, for the six month period ended June 30, 2002.

When the loss on continuing operations is combined with the gain or loss from discontinued operations, then the following picture is shown. The net loss on discontinued operations for the three month period ended June 30, 2001 was $678,000 as compared to a gain of $957,000 for the same period ended June 30, 2002. This translates into a loss for the quarter ended June 30, 2001 of $0.09 per share, basic and diluted and a gain of $0.02 per share for the quarter ended June 30, 2002.

The net loss on discontinued operations for the six month period ended June 30, 2001 was $725,000 as compared to a gain of $957,000 for the same period ended June 30, 2002. The gain in 2002 came as a result of the sale of the Pecos Russell Business Center and Friendly Bear Plaza shopping center in Las Vegas, Nevada. This translates into a loss for the six month period ended June 30, 2001 of $0.09 per share basic and diluted as compared to a gain of $0.02 per share for the period ended June 30, 2002 per share, basic and diluted.

Liquidity and capital resources
-------------------------------

To date, we have funded our capital requirements for our current operations from cash obtained from real estate construction loans and from equity lines of credit, some of which are from related parties, which the Company has available.

Net cash used by operating activities totaled $97,000 for the six month period ended June 30, 2001 as compared to net cash used by operating activities of $1,308,000 for the six month period ended June 30, 2002.

Net cash provided by investing activities totaled $95,000 for the six month period ended June 30, 2001 as compared to cash used by investing activities of $225,000 for the six month period ended June 30, 2002.

Net cash provided by financing activities totaled $127,000 for the six month period ended June 30, 2001 as compared to net cash provided by financing activities of $1,455,000 and for the six month period ended June 30, 2002.

Status of development projects
------------------------------

Cottages at San Jacinto

During the month of July, 2002, the Company engaged a general contractor, project manager and construction superintendent for construction of the initial phases of the Cottages at San Jacinto. Prudential New Home Realty has been engaged to be the selling agent on the project. The Company did receive a construction loan commitment but will not accept that commitment until it is assured that no better loan package can be obtained in the present market and until final approval of the building permit is obtained. The Company has been informed by its project manager that the permit process has been delayed by the large volume of permit applications presently being processed by local authority as a direct result of the large demand for housing in the area.

Flamingo 55

The Flamingo 55 project was purchased by the Company with approved plans and is the last phase of a pre-existing housing development project in Las Vegas. Earlier portions of the subdivision had been developed by Adama, a regional developer in the Las Vegas area who had been active in that market for over the last 15 years. Senior Care purchased the plans when it purchased the property, those plans having been developed by Adama's architects and engineers. Earlier this year, Adama filed for protection under the Bankruptcy Code and is being liquidated. The Adama bankruptcy caused delays in plan processing due to the inability of Senior Care to obtain information from Adama architects and engineers. Senior Care has now engaged its own architects and engineers to redraft and resubmit the plans to local authority. Also, Senior Care discovered that Adama failed to include a contiguous lot which had originally been part of the package to Senior Care. This lot had been lost by Adama to a tax sale. The lot is necessary to full development of the project and the Company is presently purchasing that lot.

Signature Apartments

Senior Care has listed the Signature Apartment site for sale. The Company concluded after a complete analysis of the market in the area that we should not attempt to develop this project. We found that the market for senior apartments in this area is presently soft and that in order to develop the land, we would be required to completely redesign the project. The cost of the redesign was not, in our opinion, warranted in the present market circumstances.

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

Evergreen Manor II

During the second quarter, a dispute arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first six month period of 2002. It left a total of 22 condominium units unsold. In order to force the general contractor to a reasonable settlement, the limited liability company filed a petition under Chapter 11 of the Bankruptcy Code on July 2, 2002. Immediately following the filing, the general contractor agreed to a settlement and further agreed to cooperate with the limited liability company. As a result, the sales program has again commenced operations. As of the date of this quarterly report, there are presently two sales in escrow and a rejuvenated sales program is currently proceeding with the full cooperation of the primary lenders and the general contractor.

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

As of the date of this quarterly report, the Company has received a commitment for a construction loan on its project in San Jacinto. However, the Company has not yet accepted that commitment. If Senior Care does not accept this commitment and is unable to find another loan that is not acceptable to the Company or is unable to obtain a suitable loan, this would seriously impact Senior Care's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, Senior Care could sell the projects to others and would not suffer material losses due to the enhancements to the value of those projects which Senior Care has already completed such as the recording of a plot map, completion of engineering and plan approvals.

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

Termination of Tri-National litigation
--------------------------------------

Senior Care Industries, Inc. and Senior Care International, S.A. de C.V. brought suit in the United States Bankruptcy Court in the Southern District of California against Tri-National Development, Inc. and all of its various Mexican subsidiary corporations with whom Senior Care International holds contracts for deed to certain Mexican property. The law suit sought declaratory relief regarding ownership of the properties and a request to transfer title, injunctive relief to stop Tri-National from continuing to sell lots in Mexico, breach of contract and specific performance. In turn, Tri-National Development brought a counter- claim against Senior Care Industries and Senior Care International to cancel the contracts for deed, to rescind the contracts, for fraud, negligence, misrepresentation, declaratory and injunctive relief.

Following the sale of the stock of Senior Care International by Senior Care Industries, the new owners of Senior Care International movec on May 30, 2002 to dismiss the suit brought by it against Tri-National and the other defendants. Likewise, as a result of the sale of stock in Senior Care International to Mexican nationals, Senior Care Industries, also moved to dismiss.

On June 24, 2002, the Bankruptcy Court entered a Memorandum Decision acknowledging the existence of the contracts for deed between Senior Care International and Tri-National's Mexican subsidiaries. The Court noted in its decision that the March agreement between Senior Care Industries and Tri-National Development had been terminated and that Senior Care International had then entered into contracts for deed with various Tri-National Mexican subsidiaries who hold title to the property in Mexico. The Court stated that the only present agreement between the bankrupt, Tri-National and Senior Care Industries was an agreement entered on April 30, 2001 to purchase Tri-National's stock in Tri-National Holdings, S.A. de C.V.

The Court dismissed the case entirely including not only the action brought by Senior Care as Senior Care had requested, but also the counter claim brought by Tri-National.

The Bankruptcy Court found that merely because Tri-National owned stock in the Mexican corporations, that was an insufficient basis to bring the Mexican property owned by those subsidiaries into the bankrupt estate of Tri-National, that the Court had no jurisdiction over those properties, that the dispute between Senior Care International and the Mexican subsidiaries of Tri-National is a dispute that does not involve Tri-National as a debtor in the Bankruptcy Court, and finally, because Tri-National needs to reorganize, that is not a reason to bring this action up into the United States for adjudication. In sum, the Court ruled that "it is without subject matter jurisdiction to determine the claims set forth in the complaint. The properties are not property of the estate [of Tri-National Development] and the dispute is between non-debtor third parties." Because the counter claim sounded in causes of action which were not of a bankruptcy nature, the Court dismissed it.

This ends the Bankruptcy Court supervision of the Mexican property purchases allowing the Mexican owners to commence development of those properties. Senior Care has been informed by the Mexican buyers that they intend to immediately move to perfect their property interests in Mexico and will, at the same time, begin development of the properties there.

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

ITEM 2 - CHANGES IN SECURITIES

See CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY appearing in the consolidated financial statements, Page F-5, discussion of stock issuances in Footnote 8, Capital Transactions on Page F-14 and subsequent events in Footnote 11, Subsequent Events on Page F-18.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  99.1 CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      REPORTS ON FORM 8-K

                  The following Reports on Form 8-K were filed during the quarter ended June 30, 2002 or after that time but before the filing of this quarterly report:

                  An 8-K Report filed on May 2, 2002 to report the disposition of certain assets of the company is incorporated herein by reference together with the exhibits attached thereto;

                  An 8-K Report filed on July 1, 2002 to report the disposition of certain assets of the company is incorporated by reference.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Senior Care Industries, Inc.
                                    ----------------------------

Date: August 14, 2002               /s/ Mervyn A. Phelan, Sr.
                                    ----------------------------
                                    Mervyn A. Phelan, Sr.
                                    Chief Executive Officer