Form 10QSB/A
period 2002-06-30
SENIOR CARE INDUSTRIES INC
filed 2002-08-26
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                  FORM 10-QSB/A
                                   -----------
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

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

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                    PAGE
                                                                    ----

Item 1. Financial Statements..................................... F-1 to F-22

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

Item 6. Exhibits and Reports on Form 8-K......................... II-3

SIGNATURES....................................................... II-3

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements include the accounts of Senior Care Industries, Inc. (Senior Care) and the following subsidiaries where Senior Care has effective control, Noble Concepts Fidelity, Inc., P/R Business, Inc., Friendly Bear Plaza, Inc., Senior Care Flamingo Management, Inc., Flamingo 55 Associates, L.P., Senior Care San Jacinto Management, Inc., San Jacinto Partners, L.P., Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Senior Care International S.A. de C.V. and Goldcoast Partners I, L.P. These consolidated financial statements are unaudited.



                                TABLE OF CONTENTS


Consolidated balance sheet as of June 30, 2002                             F - 2

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

Notes to consolidated financial statements                       F - 7 to F - 22

                           SENIOR CARE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS


                                                  June 30, 2002
                                                  -------------

Manufacturing Assets:
 Current assets:
  Cash                                            $      4,000
  Accounts receivable                                  700,000
  Inventory                                            517,000
  Prepaid expenses                                      47,000
                                                  -------------
    Total current assets                             1,268,000
                                                  -------------
 Property and equipment, net of
  accumulated depreciation of $340,000                 714,000
 Goodwill (Note 3)                                     624,000
 Customer lists, net of accumulated
  amortization of $179,000 (Note 3)                    250,000
 Other assets                                           36,000
                                                  -------------
Total manufacturing assets                           2,892,000
                                                  -------------

Real Estate Assets:
  Real estate inventory (Note 5)                     3,576,000
  Property held for development (Note 5)            30,471,000
  Other assets                                          55,000
                                                  -------------
  Total Real Estate Assets                          34,102,000
                                                  -------------
Other Assets:
 Investments in marketable
  securities (Notes 1 and 11)                        4,200,000
 Investment at cost                                    870,000
 Equity investments held for liquidation             2,000,000
 Notes receivable, long term (Note 4)               70,729,000
                                                  -------------
Total Other Assets:                                 77,799,000
                                                  -------------
TOTAL ASSETS                                      $114,793,000
                                                  =============

continued

                          SENIOR CARE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEET, CONTINUED
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30, 2002
                                                -------------

Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     438,000
  Accrued liabilities                                  25,000
  Line of credit (Note 7)                             517,000
  Other current liabilities                           300,000
                                                --------------
Total manufacturing liabilities                     1,280,000
                                                --------------
Real Estate Liabilities:
 Accounts payable                                      30,000
 Accrued liabilities                                  124,000
 Deferred gain on discontinued
  operations (Note 11)                                500,000
 Accrued interest                                     509,000
 Mortgage notes payable (Note 6)                   13,037,000
                                                --------------
Total Real Estate Liabilities                      14,200,000
                                                --------------
Other liabilities:
 Notes payable (Note 7)                            21,095,000
 Note payable to related parties (Note 8)             826,000
                                                -------------
Total Other Liabilities                            21,921,000
                                                -------------
TOTAL LIABILITIES                                  37,401,000
                                                --------------

STOCKHOLDERS' EQUITY:
All classes - shares authorized, 220,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                           -
 Series B preferred stock,
  none issued and outstanding                               -
 Series D preferred stock,
  none issued and outstanding                               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  Outstanding                                           1,000
 Series G convertible preferred stock
 20,022 shares issued and outstanding                       -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding                 1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding                      -
 Common stock, 48,701,730 shares issued
  and outstanding (Notes 10 and 13)                    48,000
 Additional paid-in capital                       114,878,000
 Accumulated deficit                              (37,536,000)
                                                --------------
Total stockholders' equity                         77,392,000
                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 114,793,000
                                                 =============

                 See notes to consolidated financial statements

                                       SENIOR CARE INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------

                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                             2001             2002               2001           2002
                                          as restated                         as restated
                                         --------------  --------------      -------------  --------------
Revenues:
 Real estate sales (Note 11)             $   1,114,000   $           -       $  1,114,000   $           -
 Furniture sales (Note 11)                   1,244,000       1,315,000          2,638,000       2,436,000
                                         --------------  --------------      -------------  --------------
Total revenues                               2,358,000       1,315,000          3,752,000       2,436,000
                                         --------------  --------------      -------------  --------------
Cost of revenues:
 Furniture sales                             1,077,000       1,071,000          2,265,000       1,915,000
 Real estate sales                           1,089,000               -          1,089,000               -
                                         --------------  --------------      -------------  --------------
Total cost of revenues                       2,166,000       1,071,000          3,354,000       1,915,000
                                         --------------  --------------      -------------  --------------
Gross profit                                   192,000         244,000            398,000         521,000
                                         --------------  --------------      -------------  --------------
Operating expenses:
 Sales and marketing                           164,000          63,000            248,000         160,000
 General and administrative                    371,000         472,000            665,000         971,000
 Stock-based compensation                      387,000       2,642,000         14,360,000       5,260,000
                                         --------------  --------------      -------------  --------------
Total operating expenses                       922,000       3,177,000         15,273,000       6,391,000
                                         --------------  --------------      -------------  --------------
Loss from operations                          (730,000)     (2,933,000)       (14,875,000)     (5,870,000)

Other expense:
 Interest expense                             (955,000)       (680,000)        (1,262,000)     (1,383,000)
 Loss on sale of real estate                                  (163,000)           (41,000)       (163,000)
 Loss on conversion of Series G Preferred
   to common stock                                   -         (10,000)                 -         (10,000)
 Other non-recurring expense                   (89,000)         (1,000)           (89,000)               -
                                         --------------  --------------      -------------  --------------
Total other expense                         (1,044,000)       (854,000)        (1,392,000)     (1,556,000)
                                         --------------  --------------      -------------  --------------
Loss from continuing operations             (1,774,000)     (3,787,000)       (16,267,000)     (7,426,000)

Income (loss) from discontinued
 operations net of income taxes of $0           56,000         (48,000)           (44,000)       (168,000)
Gain (loss) on sale of
 Discontinued operations                      (678,000)        957,000           (725,000)        957,000
                                         --------------  --------------      -------------  --------------
Net Loss                                 $  (2,396,000)  $  (2,878,000)      $(17,036,000)  $  (6,637,000)
                                         ==============  ==============      =============  ==============

Basic & diluted loss per share:
 Loss from continuing operations         $       (0.12)  $       (0.09)      $      (1.83)  $       (0.22)

 Income (loss) from discontinued
  operations net of income taxes of $0            0.00           (0.00)             (0.00)          (0.01)
 Gain (loss) from sale of
  discontinued operations                        (0.04)           0.02              (0.08)           0.03
                                         --------------  --------------      -------------  --------------
 Net loss:                               $       (0.16)  $       (0.07)      $      (1.91)  $       (0.20)
                                         ==============  ==============      =============  ==============
Basic and diluted weighted average
 number of common shares outstanding        14,863,468      43,636,670          8,876,491      33,251,529
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

                              See notes to consolidated financial statements

                                                    F-4

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the six month period ended June 30, 2002

                                                                        Additional                        Total
                               Preferred stock        Common stock       paid-in       Accumulated     Stockholders'
                           Shares         Amount    Shares    Amount     capital         Deficit          Equity
--------------------------------------------------------------------------------------------------------------------


Balances as of
 December 31, 2001         1,703,163      $2,000   20,447,269  $20,000   $106,840,000   $(30,899,000)   $75,963,000

Common stock issued
to officers and employees                           4,100,000    4,000      2,627,000                     2,631,000

Common stock issued
to consultants                                      4,823,167    5,000        927,000                       932,000

Make-up common stock
issued to consultants                               7,000,000    7,000      1,690,000                     1,697,000

Conversion of preferred
stock                         16,692           -       23,483        -         10,000                        10,000

Common stock issued
to cancel debt due to
related party                                       9,307,811    9,000      1,917,000                     1,926,000

Common stock issued for common
stock of Stem Genetics, Inc.                        3,000,000    3,000        867,000                       870,000

Net loss for the six months
ended June 30, 2002                                                                        (6,637,000)   (6,637,000)
--------------------------------------------------------------------------------------------------------------------
Balances as of
June 30, 2002              1,719,855     $2,000    48,701,730  $48,000   $114,878,000    $(37,536,000)  $77,392,000

                                   See notes to consolidated financial statements

                                                           F-5

                                SENIOR CARE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
=========================================================================================
                                                                Six Months Ended
                                                           June 30, 2001   June 30, 2002
                                                           --------------  --------------
                                                            as restated     as restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                 $   (17,034,000)  $   (6,637,000)
Adjustments to reconcile net loss to
 net cash used in operating activities of
 continuing operations:
  Loss from discontinued operations                               44,000          168,000
  Depreciation                                                   148,000          124,000
  Amortization of discounts on mortgage notes                    680,000          979,000
  Issuance of common stock for services,
   settlements and make-up share provisions                   14,503,000        5,260,000
  Gain on sale of discontinued operations                              -         (957,000)
Changes in operating assets and liabilities:
    Accounts Receivable                                          (18,000)        (275,000)
    Inventory                                                     20,000          (33,000)
    Real estate held for sale                                    844,000                -
    Prepaid expenses and other                                    26,000           49,000
    Accounts payable                                            (642,000)        (128,000)
    Accrued expenses                                             263,000          344,000
    Unearned revenue                                                   -          (88,000)
    Other current liabilities                                    (32,000)        (164,000)
                                                         ----------------  ---------------
      Net cash used in operating activities                   (1,198,000)      (1,358,000)
                                                         ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property held for development                                    (48,000)        (153,000)
Changes in other assets                                            8,000          (72,000)
                                                         ----------------  ---------------
      Net cash used in investing activities                      (40,000)        (225,000)
                                                         ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable to related parties                   446,000        1,046,000
 Net borrowings from line of credit                             (169,000)         135,000
 Proceeds from real estate loans                               1,546,000          284,000
 Net cash provided by discontinued operations                      277,000                -
 Payments on real estate loans                                  (942,000)         (21,000)
 Other                                                            15,000           10,000
 Issuance of common stock                                              -            1,000
                                                         ----------------  ---------------
      Net cash provided by financing activities                1,173,000        1,455,000
                                                         ----------------  ---------------
Net increase (decrease) in cash                                  (65,000)        (128,000)
Cash at beginning of period                                       74,000          132,000
                                                         ----------------  ---------------
Cash at end of period                                    $         9,000   $        4,000
                                                         ================  ===============
Supplemental disclosure of cash flow information-
  Cash paid during the period for
  interest, net of amounts capitalized                   $       583,000   $    1,384,000
                                                         ================  ===============

Supplemental disclosure of non-cash investing and financing activities:
Preferred and common stock issued
 for real estate acquired                               $    53,723,000    $            -
Mortgage notes assumed in acquisitions
 of real estate                                                       -        20,395,000
Promissory notes received on sale of
 discontinued operations                                              -           500,000
Marketable securities received on sale of
 discontinued operations                                              -         4,200,000
Promissory notes received on sale of stock in
 Senior Care International, S.A. de C.V.                              -        70,229,000
Common stock issued for conversion of notes
 payable to related party                                             -         1,926,000
Common stock issued for investment in
 Stem Genetics, Inc.                                                  -           870,000

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

The Company may obtain future funding through new public offerings equity securities to continue construction projects and real estate development projects. This may well involve the issuance of additional common stock. Also, following the close of the present quarter, we issued common stock to retire debt. A full discussion of this debt retirement follows in Note 13, Subsequent Events.

Marketable securities
---------------------

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments consisted of marketable equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115. Accordingly, such investments are carried at their estimated fair values in the accompanying consolidated financial statements. Fair value is determined based on quoted market prices. Marketable securities may contain restrictions on sale under Rule 144 of the Securities Act of 1933 and still be considered available-for-sale securities. Also, the security may not be easily or readily salable and the market for the stock in the particular security may be thinly traded. In addition, the companies Senior Care invests may have limited operating histories, may have incurred significant losses, or may have a market value which significantly exceeds the underlying assets of the investee company. Shares received by Senior Care may require a substantial discount from the current market quotes. The specific identification method is used to determine cost for each security. Unrealized losses which are considered temporary are excluded from net income
(loss) and reported as a separate component of shareholders' equity, net of the related tax effect and as a component of comprehensive income (loss). When a decline in market value is considered permanent by management, the Company reports such impairment in operations.

On April 25, 2002, Senior Care received a total of 4,200,000 common shares of Career Worth, Inc. (symbol "CRWO") which comprised less than 20% of the shares outstanding in Career Worth. The equity interest held by Senior Care is accounted for as an available-for-sale marketable security. The security contains a restriction on sale under Rule 144. Also, this security may not be easily or readily salable, and the market for the stock is thinly traded. This is the reason that the Company obtained these shares at a substantial discount from the current market when they were received.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 was adopted on January 1, 2002 applying to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Intangible assets acquired in connection with the acquisition of Noble as of June 30, 2002 consisted of customer lists and goodwill which totaled $874,000. Management reviewed its allocation of purchase price noting no change in the carrying values of goodwill or customer lists. Management also reviewed the operating cash flows of Noble, noting that future cash flows, including the residual value of the business, should recover the carry value of Noble's goodwill. The Company reassessed the useful lives of other intangible assets consisting of customer lists during the first interim quarter after adoption of SFAS 142 with no impact on management's previous estimates.

Long lived assets
-----------------

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company adopted Statement No. 144 during the quarter. The adoption caused certain business sold to be reflected as discontinued operations as discussed below. There was no impact on impairments of long-lived assets.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Discontinued operations
-----------------------

Under statement No. 144, The Company reports as discontinued operations reportable segments of its Business when (1) cash flows and results of operations can be identified, (2) the assets sold are not art of a larger reporting unit and (3) the company has no continuing involvement. Certain reporting provisions under Accounting Principles Board Opinion No. 30 remain in effect for discontinued operations. See Note 11 for further discussion.

Recent Accounting Policies
--------------------------

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

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associates With Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is evaluating the impact of adoption of the provisions of this statement on the Company's consolidated financial statements.

Per Share Information
---------------------

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred during the quarterly periods reported, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consisting of the incremental common shares issuable upon the conversion of preferred stock, using the if-converted method and the exercise of stock options, using the treasury stock method approximated 379,627,118 shares for the six months ended June 30, 2002. Incremental shares are calculated using the average market price of that stock during the 10 day period prior to the actual

Segment information
-------------------

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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements previously filed in our Quarterly Report on Form 10-QSB were not reviewed by our independent auditors, and we did not report this fact in our previous filing in such Quarterly Report ended June 30, 2002.

The Company restated its consolidated financial statements for the three and six-month periods ended June 30, 2001 on two occasions. The effects of the Company's restatement on their net loss and net loss per-share for the three and six month periods ended June 30, 2001 are as follows:

                                                                   Three Months Ended
                                                                     June 30, 2001
                                                             --------------   ------------
Net loss, as first reported on August 15, 2001               $   (41,000)    $    (0.00)
  Decrease (increase):
Adjustments:
 Capitalized interest                                           (275,000)         (0.02)
 Stock-based compensation                                       (387,000)         (0.03)
 Nonrecurring loss                                               (89,000)         (0.01)
 Loss on sale of property                                       (678,000)         (0.04)
 Other                                                           (56,000)         (0.00)
                                                            -------------    -----------
Net loss, as reported on August 15, 2002                     $(1,526,000)    $    (0.11)
  Decrease (increase):
    Interest expense                                            (680,000)         (0.04)
    Depreciation, amortization and provisions                   (190,000)         (0.01)
                                                            -------------    -----------
Net loss, as restated                                        $(2,396,000)    $    (0.16)
                                                            =============    ===========


                                                                  Six Months Ended
                                                                    June 30, 2001
                                                            --------------   ------------

Net income, as reported on August 15, 2001                   $    35,000     $      0.00
 Decrease (increase):
Adjustments:
 Stock-based compensation                                    (14,360,000)          (1.62)
 Capitalized interest                                           (319,000)          (0.04)
 Loss on sale of discontinued operations                        (725,000)          (0.08)
 Non recurring loss                                              (89,000)          (0.00)
 Overstated revenues net of costs                               (550,000)          (0.06)
 Loss from sale of real estate and discontinued operations       (85,000)          (0.00)
 Reg S shares issued                                             (98,000)          (0.01)
 Other                                                          (156,000)          (0.02)
                                                            -------------    ------------
Net loss, as reported on August 15, 2002                    $(16,347,000)    $     (1.83)
  Decrease (increase):
    Interest expense                                            (689,000)          (0.08)
                                                            -------------    ------------
Net loss, as restated                                       $(17,036,000)    $     (1.91)
                                                            ==============    ===========

                                      F-11

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT OF INTERIM FINANTIAL STATEMENTS, CONTINUED

In addition, the Company had not reported its weighted average shares outstanding correctly. Management recomputed weighted average shares outstanding and restated such shares as follows:

In addition, the Company had not reported its weighted average shares outstanding correctly. Management recomputed weighted average shares outstanding and restated such shares as follows:

                                                                     Three Months Ended
                                                             June 30, 2001      June 30, 2002
                                                             -------------      -------------
Weighted average shares outstanding, as reported                8,876,491         33,251,529
Additional shares previously omitted                            5,986,977         10,385,141
                                                             -------------       ------------
Weighted average shares outstanding, as restated               14,863,468         43,636,670
                                                             =============       ============

NOTE 3 - INTANGIBLE ASSETS

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

NOTE 3 - INTANGIBLE ASSETS, CONTINUED

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

NOTE 4 - NOTES RECEIVABLE

On May 29, 2002, Senior Care entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The Company accepted four promissory notes totaling $70,229,000 payable four years from the issue date of May 29, 2002 with interest accruing at 6% interest per annum payable at maturity. There are no limitations or conditions to payment.

In addition, the Company received two non-interest bearing promissory notes totaling $500,000 in the aggregate from the sale of the Friendly Bear and Pecos Russell rental properties on March 31, 2002. Both of the notes are due 90 days from the date of sale of the rental properties (See Note 11).

The following table shows the amount of each note and the interest which will be due on that note at the end of the term:

Entity sold                                    Amount of Note
-------------------------------------------------------------
Portal Del Mar - unfinished condominiums $ 6,000,000 Plaza Rosarito - shopping center and land 33,200,000 Plaza Resorts - 16 acres of raw land 16,079,000 Hills of Bajamar - 650 acres of raw land 14,950,000 Friendly Bear & Pecos Russell promissory note 500,000
                                                 ------------
        Total:                                    $70,729,000
                                                 ============

NOTE 5 - REAL ESTATE

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
                                                =============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 5 - REAL ESTATE, CONTINUED

Real estate held for development:

  Signature Properties                           $    632,000
  The Cottages at San Jacinto                       4,005,000
  Flamingo 55                                       1,312,000
  Oasis PUD                                        24,320,000
  Various other                                       202,000
                                                 ------------
                                                 $ 30,471,000
                                                 ============

In another transaction, on May 29, 2002, the Company sold all of its stock in Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V. in exchange for promissory notes (See: Note 3). The chart below shows the carrying value of the Company's stock that was sold, the sale price for the stock and resulting loss reported this reporting period:

Carrying value:
 Buildings                                       $ 13,100,000
 Construction in progress                             163,000
 Undeveloped land                                  57,129,000
                                                 ------------
Total carrying value                               70,392,000

Notes received                                     70,229,000
                                                 ------------
Loss on sale reported this reporting period      $   (163,000)
                                                 ============


Capitalized interest on real estate under development at June 30, 2002 included the following:

Flamingo 55                                      $         -
San Jacinto                                           93,000
Signature Properties                                  15,000
                                                ------------
                                                 $   108,000
                                                ============

There was no interest capitalized on Flamingo 55 because the loan on that property was prepaid and the interest cost included in the original purchase price.

Capitalized costs at June 30, 2002 included the following:

Flamingo 55                                      $   227,000
San Jacinto                                          758,000
Signature Properties                                 617,000
Oasis                                                 28,000
Pahrump                                              124,000
                                                -------------
                                                 $ 1,754,000
                                                =============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 6 - MORTGAGE NOTES

The Company had secured mortgage obligations as summarized below as of June 30, 2002:

Evergreen Manor Property
------------------------

A construction loan with a bank, bearing
interest at prime plus 1.25% payable in
interest only, monthly installments, payable
upon release provisions from sales
of units, which are presently on-going            $ 2,040,000

A loan with a real estate broker at 15%
interest, payable upon release
provisions from sales of
units which are presently on-going                    217,000

Signature Properties
--------------------
Payable to private party, interest at
8% per annum, loan due Aug. 28, 2002                  128,000

Flamingo 55
-----------
A land loan with a bank, interest at
13% per annum, payable monthly
balloon payment due May 1, 2003                       675,000

Cottages of San Jacinto
-----------------------
Land loan with a private lender, interest
only at 13.50%, per annum, payable
monthly, principal due in
balloon payment on August 2002                      1,922,000

Private loan bearing interest at
18%, interest only payable monthly,
currently in default and due on demand                551,000

Oasis Planned Urban Development
-------------------------------
A loan from the seller, interest at 7% per
annum, payable quarterly together
with principal of $31,475 beginning March,
2004 due January 2006                               7,504,000
                                                -------------
Total                                            $ 13,037,000
                                                =============
NOTE 7 - NOTES PAYABLE

The Company had other obligations as summarized below as of June 30, 2002:

Manufacturing credit facility with a Financial
institution, variable interest at
a referenced prime rate, plus 3.5% per
annum, 12.5%, per annum, or $10,000,
whichever is greater, payable monthly,
expires August 31, 2002, renewable
annually by mutual written consent               $    517,000
                                                =============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, CONTINUED

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

Additionally, when the Company sold its stock in Senior Care International, S.A. de C.V. on May 29, 2002, and obtained promissory notes for that stock [See Note 3, Notes Receivable] , it remained contingently obligated to pay certain debts which were owed by Senior Care International under the terms of the contracts for deed which Senior Care International had on the following listed properties. The amount of those obligations is set forth in the following table:

Plaza Rosarito
--------------
A lien on real property, interest-free, net
of unamoritized discount of $2,975,000, estimated
date of ultimate sale of the property and
payment of loan is April 30, 2006                      $  6,225,000

Hills of Baja Mar
-----------------
Obligation to bond holders of interest-free,
net of unamortized discount of $3,642,000,
estimated date of ultimate sale of the
property and payment of loan is April 30, 2006            7,620,000

Plaza Resort
-------------
Note Payable to a Mexican bank, interest-free,
net of unamortized discount of $2,936,000,
estimated date of ultimate sale of the
property and payment of loan is April 30, 2006            6,143,000

Portal Del Mar
--------------
Payable to original seller on completion of
project, net of unamortized discount
of $193,000, estimated date of ultimate
sale of the property and payment of
loan is April 30, 2006; no due date                         407,000

Other unsecured acquisition note
with principal and accrued interest
due on April 29, 2004, as extended                          700,000
                                                      -------------
Total notes payable:                                   $ 21,095,000
                                                      =============

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

At June 30, 2002, the Company has an unsecured credit line with an affiliate which accrues interest at 10%, per annum, payable together with the principal advanced, four (4) years from date of each advance. The credit line currently has no expiration date. The note holder has granted an irrevocable commitment of up to $1,000,000 through December 31, 2002, and the holder has agreed not to terminate the credit line until after March 31, 2003, as a means to ensure the Company meets its working capital requirements. On April 12, 2002, the balance due on the credit line, which was $1,927,000 on that date, was paid off by the issuance of 9,307,811 shares of common stock in the Company. The number of shares of common stock issued were determined based upon fair value on the date of exchange, and accordingly, no gain or loss was required to be reported. As of June 30, 2002, the credit line had again been used and a total of $826,000 is owed on this credit line as of that date. Borrowings during the six month period ended June 30, 2002 amounted to $1,022,000.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 9 - CONTINGENCIES

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

NOTE 10 - CAPITAL TRANSACTIONS

Common stock-based compensation
-------------------------------

The Company issued 4,100,000 shares common stock to officers and directors during the six month period ended June 30, 2002 valued at $2,631,000.

Common stock issued to consultants
----------------------------------

The Company issued stock to consultants for work performed in connection with the purchase of real estate development projects and for investor relations work on behalf of the Company. The chart which appears below shows the shares issued and the value of the stock on the date of issue:

Purpose for                   Shares             Value of shares
issuing stock                 issued             on date of issue
-------------                --------            -----------------

Assistance with sale of
Friendly Bear/Pecos Russell 3,500,000                   770,000

Financial services          1,323,000                   162,000
                           ----------               -----------
Total:                      4,823,000                 $ 932,000
                           ==========               ===========

The shares issued in connection with the sale was not a commission-based transaction fee and thus are reflected as operating costs.

Make-up shares of common stock issued to consultants
----------------------------------------------------

The Company also issued stock to consultants who had already been paid for their services in stock. However, in accordance with the agreement with those consultants, they were to get make-up shares in the event the Company's stock fell from the agreed upon price of $0.80 per share during the period when the services were being undertaken. The stock price fell to $0.22 during this period and it was then agreed that a one time issue of make-up shares would be made. In connection therewith, the Company issued 7,000,000 shares fairly valued at $1,697,000.

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 10 - CAPITAL TRANSACTIONS, CONTINUED

Common stock issued in payment of debt
--------------------------------------

As discussed in Note 7, on April 12, 2002, the Company's the board of directors authorized a related party to convert $1,927,000 into 9,307,811 shares of common stock. The number of shares of common stock issued were determined based upon fair value on the date of exchange, and accordingly, no gain or loss was required to be reported.

Common stock issued in exchange for investment
----------------------------------------------

The Company issued 3,000,000 shares of its common stock, valued at $870,000 to acquire an interest Stem Genetics. Stem Genetics is involved in medical research specializing in the research of blood stem cells to provide protections to the body's immune system and to discover new therapies for cancer, diabetes and human longevity. The Company's ownership in Stem Genetics represents 12.5% of its issued and outstanding common stock and is not publicly traded. Accordingly, such investment will be accounted for under the cost method.

Preferred Stock
---------------

Series G Preferred
------------------

As of June 30, 2002, a total of 17,375 shares of Series G preferred ("G Preferred") shares were authorized and issued in connection with certain settlements with existing common shareholders which demanded relief from the Company's one (1) for 30 reverse stock split. The 17,375 shares issued had a market value of $10,000 on the date of issue. The G Preferred shares are convertible into 60 shares of common stock on a formula, which allows conversion of 20% of the number of preferred shares held by an individual preferred shareholder on the anniversary date of the issuance of those preferred shares and 20% on each anniversary date thereafter until all preferred shares have been converted. The conversion period is five years from the date of issuance. The 20,538 Series G preferred shares will convert into 1,232,280 shares of common stock. During the six month period ended June 30, 2002, a total of 516 shares were converted into a total of 40,948 common shares. Also, during the six month period ended June 30, 2002, a total of 17,375 shares of Series G Preferred were issued and consequently, 17,375 shares of common stock were retired. Due to the conversion of shares, issuance of Series G preferred and retirement of common stock, paid-in capital increased by $10,000.

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

Discontinued Operations
-----------------------

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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Discontinued Operations, continued
----------------------------------

The loss from rental operations discontinued for the six-month periods ended June 30, 2001, as restated, and June 30, 2002, are as follows:

                                     Six months ended June 30
                                     2001                2002
                                   as restated
                                 -------------       ------------

Rental Income                    $    525,000        $   206,000
Less: Operating expenses             (181,000)          (102,000)
      Depreciation                   (125,000)           (95,000)
      Interest                       (263,000)          (177,000)
                                 -------------       ------------
Loss attributable to rental
 discontinued operations         $    (44,000)       $  (168,000)
                                 =============       ============

Rental income and expenses for the six months 2001 include equipment rental income and expenses.

Broadway-Acacia was sold to a related party at a loss of $678,000 in May 2001. Pecos Russell and Friendly Bear were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of Career Worth.

At the time of the April 25, 2002 transaction involving the sale of the stock which Senior Care held in P/R Business, Inc. which is the owner of the Pecos Russell Business Center, Senior Care obtained a total of 3,100,000 shares of Career Worth, Inc. restricted common stock and $250,000 in cash which was to be paid within 90 days of the sale. The 90 day period expired on July 26, 2002 and an additional extension was granted by Senior Care for 90 days to October 26, 2002 to pay the money. The value of the Career Worth stock on the date of the closing of the sale was set for purposes of the contract at $1.00 per share. Should the bid price of that stock fall in value below the $1.00 per share amount at any time within the next year, then the seller must compensate Senior Care in additional stock for the loss of stock value in the transaction. It should be noted that the actual bid price of Career Worth on April 25, 2002, the closing date, was $2.67. However, the price of $1.00 was agreed to between the parties based upon the fact that Career Worth has a limited operating history, limited liquid assets and the agreement's make-up share provision which gives Senior Care asset protection by requiring additional shares if the bid price falls below $1.00 during the next year.

In the other transaction, Senior Care sold its interest in Friendly Bear Plaza, Inc. to the same buyer and obtained 1,100,000 additional shares of stock in Career Worth and an additional $250,000 cash payment in 90 days from the date of closing. The 90 day period expired on July 26, 2002 and an additional extension was granted by Senior Care for 90 days to October 26, 2002 to pay the money. Again, as in the other transaction, should Career Worth stock fall in value below the bid price on the date escrow closed at any time within the next year, then the seller must compensate Senior Care in additional stock for the loss of stock value in the transaction.

The following table shows Senior Care's net carrying value for these properties on March 31, 2002 which was the last date for which Senior Care has reported the carrying value of these properties, the amount of loans assumed by the buyer from Senior Care and the stock value of Career Worth, Inc. common stock assigned by the contract plus the deferred cash portion:

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Discontinued Operations, continued
----------------------------------

                        P/R Business, Inc.    Friendly Bear       Totals
                                              Plaza, Inc.
--------------------------------------------------------------------------------
Carrying value          $ 6,008,000           $ 3,345,000         $ 9,353,000
 Less: Loans assumed     (3,486,000)           (2,624,000)         (6,110,000)
                        ------------          ------------        -----------
 Net carrying value       2,522,000               721,000           3,243,000

Value of Career Worth
Shares                    3,100,000             1,100,000           4,200,000
Note receivable             250,000               250,000             500,000
                        ------------          ------------        -----------
Total sale price          3,350,000             1,350,000           4,700,000
                        ------------          ------------        -----------
Gain on sale                828,000               629,000           1,457,000
Less: deferred
portion of gain            (250,000)             (250,000)           (500,000)
                        ------------          ------------        -----------
Gain reported this
reporting period        $   578,000           $   379,000         $   957,000
                        ============          ============        ===========

Since the note receivable portion of the sale has not yet been received, the cash portion of the gain on the sale has been deferred until the cash is actually received at which time, it will be reported as a gain.

Manufacturing Operations
------------------------

Revenues and expenses incurred in connection with the Noble manufacturing operations are as follows:

                                         Three months ended June 30,        Six months ended June 30,
                                       ------------------------------    -------------------------------
                                           2001              2002            2001              2002
Net sales                              $ 1,244,000       $ 1,315,000     $ 2,638,000        $ 2,436,000
Cost of sales                            1,077,000         1,071,000       2,265,000          1,915,000
                                       ------------      ------------    ------------       ------------
  Gross profit                             167,000           244,000         373,000            521,000

Selling and marketing expenses              86,000            58,000         166,000            148,000
General and administrative expenses        236,000           201,000         461,000            403,000
                                       ------------      ------------    ------------       ------------
Total expenses                             322,000           259,000         627,000            551,000
                                       ------------      ------------    ------------       ------------
Net profit (loss)                      $  (155,000)      $   (15,000)    $  (254,000)       $   (30,000)
                                       ============      ============    ============       ============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Real estate sales
-----------------

Revenue and expense incurred from sales of real estate inventory are reported below. The Company had sales at its Evergreen Manor II condominium development which are reported here.

                                         Three months ended June 30,        Six months ended June 30,
                                       ------------------------------    -------------------------------
                                           2001              2002            2001              2002
Net sales                              $ 1,114,000       $          -    $  1,114,000       $          -
Cost of sales                            1,089,000                  -       1,089,000                  -
                                       ------------      ------------    ------------       ------------
  Profit                               $    25,000       $          -    $     25,000       $          -
                                       ============      ============    ============       ============

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


NOTE 12 -  MANAGEMENT'S PLANS

The Company has incurred losses in its recent history. Much of the loss are as a result of stock based compensation and other non-cash transactions. At June 30, 2002, the Company's current assets exceeded current liabilities by $285,000. To date, the Company has funded its working capital requirements from cash obtained from equity lines of credit, of which a $3,500,000 credit facility is from an affiliate, which expires in August, 2004. This agreement is irrevocable until March, 2003, with guaranteed advances of approximately $1.2 million. On April 12, 2002, the Company converted $1,926,000 by the issuance of 9,307,811 shares of common stock based upon fair value. Since that time, the Company has borrowed a total of $826,000 as of June 30, 2002 leaving a total of $2,674,000 available under the credit facility and guaranteed advances of $374,000 remained from the original commitment. This related party has pledged an additional $900,000 of guaranteed advances under this credit arrangement. Total guaranteed future advances made by this related party amounted to $1,274,000 at June 30, 2002.

Requirements for cash during the next 12 months will be for real estate development projects and servicing certain mortgages. With respect to development activities, initially, there is the need for cash to purchase land. Secondly, there is a need for cash to provide the entitlements to ready property for construction. Finally, there is the need for cash to build the project. There are no assurances that the Company will be able to obtain the necessary financing to begin construction on its projects.

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

NOTE 12 - MANAGEMENT'S PLANS, CONTINUED

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


NOTE 13 - SUBSEQUENT EVENTS

On July 26, 2002, the Company entered into an agreement with Oasis International Corporation under the terms of which Senior Care agreed to issue common stock to pay debt owed by Senior Care to Oasis. The amount of the debt which was retired totaled $7,377,000 and had been a mortgage obligation owed on the Oasis Planned Urban Development project in Nevada. A total of 77,652,632 shares of common stock were issued to retire $7,377,000 in debt which included accrued interest of $127,000. The amount of interest which was paid was negotiated with the creditor. The shares issued by the Company are subject to a mandatory redemption feature if the Company fails to achieve certain goals by July 26, 2003. Accordingly, the shares of common stock will be reflected as "mezzanine" financing and not included in stockholders' equity until the mandatory redemption clause is removed. Also, these shares are subject to an irrevocable proxy for a period of three years which requires the shares to vote at shareholder meetings with the majority thus assuring that current control of the Company is maintained.

Additionally, a total of 17,834,737 shares of common stock were issued on the same date to convert a total of 60,000 shares of Series J Preferred stock. Series J Preferred was issued to Oasis as part of the original purchase price for the Oasis Planned Urban Development project.

Furthermore, under the terms of the contract with Oasis entered into at the time of the purchase of the property, Senior Care was obligated to pay a monthly consulting fee of $26,000 beginning January 1, 2002 through July 31, 2003 to Douglas Hoyt for planning and development work on the Oasis project. On July 26, 2002, the Company issued 5,200,000 shares of common stock to this consultant in lieu of the cash payment requirements which were required by the agreement. The value of those shares on the date of issue was $0.10 per share and a total of $520,000 will be expensed for this engagement. This issuance of stock to Douglas Hoyt retires the obligation which the Company had to him which would have continued through July of next year.

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

Investments in securities made during the quarter
-------------------------------------------------

On April 16, 2002, Senior Care purchased 3,000,000 shares of Stem Genetics, Inc. in return for 3,000,000 shares of Senior Care common stock valued at $870,000 on the date of purchase. Stem Genetics is involved in medical research specializing in the research of blood stem cells to provide protections to the body's immune system and to discover new therapies for cancer, diabetes and human longevity.

Sales of assets during the quarter
----------------------------------

On April 25, 2002, two subsidiary corporations of Senior Care were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of Career Worth, Inc. ("Career Worth"), a public company traded on the over-the-counter bulletin board under the symbol "CRWO."

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

A complete report of this sale transaction can be found in Note 11 to the Financial Statements herein above.

On May 29, 2002, Senior Care entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The sale price was $70,229,055 U.S. payable in four (4) years.

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

Results of operations
---------------------

The results of operations of the Company for the three month period ended June 30, 2001, as restated, compared to the three month period ended June 30, 2002 are discussed below as are the results for the six month period ended June 30, 2001, as restated, compared to June 30, 2002 and the financial statements concerning operations for those periods which appeared herein above.

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

For the three month period ended June 30, 2001, as restated, we realized furniture sales of $1,244 ,000 as compared to sales for the three month period ended June 30, 2002 of $1,315,000. Income from condominium sales for the three month period ended June 30, 2001 totaled $1,114,000. There were no condominium sales during the three month period ended June 30, 2002. The reason there were no sales during this period was as a result of a dispute which arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first six month period of 2002. It left a total of 22 condominium units unsold. The dispute has now been resolved. Rental income was reported as a discontinued operation as a result of the sale of P/R Business, Inc. and Friendly Bear Plaza, Inc. on April 25, 2002.

Income from discontinued operations totaled $56,000 for the three months ended June 30, 2001 as compared to a loss of $48,000 for the three month period ended June 30, 2002 noting that rentals ceased as of April 25, 2002.

For the six month period ended June 30, 2001, as restated, we realized furniture sales of $2,638,000 as compared to sales for the three month period ended June 30, 2002 of $2,436,000. There were no condominium sales during the six month period ended June 30, 2002 for the reasons noted above.

For the six month period ended June 30, 2001, as restated, there was a loss from discontinued operations of $44,000 as compared to a loss of $168,000 for the six month period ended June 30, 2002.

Cost of goods sold
------------------

For the three month period ended June 30, 2001 the cost of goods sold was $1,077,000 from our furniture manufacturing operations or 87% of adjusted gross sales as compared to $1,071,000 for the three month period ended June 30, 2002 which equaled a total of 81% of gross sales, a slight improvement in the cost of revenues from the previous reported three month period.

For the six month period ended June 30, 2001, the cost of goods sold was $2,265,000 or 86% of adjusted gross sales as compared to $1,915,000 for the six month period ended June 30, 2002, which equaled a total of 79% of gross sales from our furniture manufacturing operations.

Selling, general & administrative expenses
------------------------------------------

Sales and marketing expenses for our manufacturing operation for the three month period ended June 30, 2001 was $164,000 as compared to $63,000 for the three month period ended June 30, 2002. General and administrative expenses were $371,000 for the three month period ended June 30, 2001 as compared to $472,000 for the three month period ended June 30, 2002.

Sales and marketing expenses for the six month period ended June 30, 2001 totaled $248,000 as compared to $160,000 for the six month period ended June 30, 2002. Noble Furniture had administrative costs of $665,000 for the six month period ended June 30, 2001 as compared to $971,000 for the six month period ended June 30, 2002.

Stock based compensation
------------------------

During the six month period ended June 30, 2002, the Company issued 4,100,000 shares of common stock as stock based compensation to officers, directors and employees with a value of $2,631,000 based upon the market price for those shares on the date of issue. Additionally, the Company issued 4,823,167 shares of common stock to consultants in lieu of cash compensation with a value of $932,000. 3,500,000 of those shares were issued in connection with the sale of Friendly Bear Plaza, Inc. and P/R Business, Inc. with a market value of $770,000 on the date of issue. Also, the Company was required to issue make-up shares to consultants on the Oasis Planned Urban Development. Compensation had been pegged in the consulting agreement at $.80 per share and when the market price of Senior Care stock fell to $.22 per share, the consultants requested and obtained a total of 7,000,000 additional shares with a market value on the date of issue of $1,697,000.

Interest expense
----------------

Interest expense totaled $955,000 for the quarter ended June 30, 2001 as compared to $680,000 for the quarter ended June 30, 2002. For the six month period ended June 30, 2001, interest expense totaled $1,262,000 as compared to an interest expense of $1,383,000 for the six month period ended June 30, 2002.

Net loss
--------

Senior Care had a net loss on continuing operations for the quarter ended June 30, 2001 of $1,744,000 as compared to a loss of $3,787,000 for the quarter ended June 30, 2002.

The net loss on continuing operations for the quarter ended June 30, 2001 was $0.12 per share based upon a weighted average of 14,863,468 common shares outstanding, both basic and diluted. The net loss on continuing operations for the quarter ended June 30, 2002 was $0.09 per share, based upon a weighted average of 43,636,670 common shares outstanding, both basic and diluted.

The net loss on continuing operations for the six month period ended June 30, 2001 was $16,267,000 as compared to a net loss of $7,426,000 for the six month period ended June 30, 2002. This resulted in a net loss per share, both basic and diluted of $1.83 for the six month period ended June 30, 2001 based upon a weighted average of 8,876,491 shares outstanding, both basic and diluted as compared to a net loss of $0.22 per share, both basic and diluted, for the six month period ended June 30, 2002 based upon a weighted average of 33,251,529 shares outstanding, both basic and diluted.

When the loss on continuing operations is combined with the gain or loss from discontinued operations, then the following picture is shown. The net loss on discontinued operations for the three month period ended June 30, 2001 was $678,000 as compared to a gain of $957,000 for the same period ended June 30, 2002. This translates into a loss for the quarter ended June 30, 2001 of $0.05 per share, basic and diluted and a gain of $0.02 per share for the quarter ended June 30, 2002. The net loss on discontinued operations for the six month period ended June 30, 2001 was $725,000 as compared to a gain of $957,000 for the same period ended June 30, 2002. The gain in 2002 came as a result of the sale of the Pecos Russell Business Center and Friendly Bear Plaza shopping center in Las Vegas, Nevada. This translates into a loss for the six month period ended June 30, 2001 of $0.08 per share basic and diluted as compared to a gain of $0.03 per share for the period ended June 30, 2002 per share, basic and diluted.

Liquidity and capital resources
-------------------------------

To date, we have funded our capital requirements for our current operations from cash obtained from real estate construction loans and from equity lines of credit, some of which are from related parties, which the Company has available.

Net cash used by operating activities totaled $1,198,000 for the six month period ended June 30, 2001 as compared to net cash used by operating activities of $1,358,000 for the six month period ended June 30, 2002.

Net cash used by investing activities totaled $40,000 for the six month period ended June 30, 2001 as compared to cash used by investing activities of $225,000 for the six month period ended June 30, 2002.

Net cash provided by financing activities totaled $1,173,000 for the six month period ended June 30, 2001 as compared to net cash provided by financing activities of $1,455,000 and for the six month period ended June 30, 2002.

Net cash paid for interest not including interest paid which was capitalized totaled $583,000 for the six month period ended June 30, 2001 as compared to $1,384,000 for the six month period ended June 30, 2002.

Also, for the six month period ended June 30, 2001, the Company disclosed non-cash transactions in which it issued common stock with a market value on the date of issue of $53,723,000 and assumed mortgage notes in acquisions of real estate totaling $20,395,000. For the six months ended June 30, 2002, the Company disclosed non-cash investing and financing activities in which it received promissory notes totaling $500,000 from the sale of Friendly Bear and Pecos Russell and $70,229,000 from the sale of stock in Senior Care International. We also received a total of 4,200,000 common shares of Career Worth, Inc. stock which we valued at $1.00 per share in connection with the sale of Friendly Bear and Pecos Russell.

Status of development projects
------------------------------

The Cottages at San Jacinto

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

None
                                      II-2

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

                                    Senior Care Industries, Inc.
                                    ----------------------------

Date: August 23, 2002               /s/ Mervyn A. Phelan, Sr.
                                    ----------------------------
                                    Mervyn A. Phelan, Sr.
                                    Chief Executive Officer