Form 10KSB/A
period 2001-12-31
US WEST HOMES INC
filed 2002-11-25
CIK 1095175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB
                                 Amendment No. 2

                 This amendment is being made to adjust the carrying value
           of certain property of the registrant to comport with the appraisal of the property which was less than the contract purchase price.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 27, 2002:

Common Shares 24,092,793
Preferred Shares 1,703,163

                           INCORPORATION BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The following documents are incorporated by reference:

1. Annual Report on Form 10-KSB, Amendment No. 1, filed on April 19, 2002, Parts I, II and III excepting therefrom Item 13.

2. Amended Definitive Proxy Statement filed on Form DEFR14A filed on February 1, 2001 announcing the annual meeting of shareholders set for March 12, 2001 and setting forth the items which will be voted upon at that meeting.

3. Amended report on Form 8-K reporting dismissal of independent accountant as of February 10, 2001 and engagement of new independent accountant for the company which amended report was filed on March 13, 2001 together with all exhibits attached thereto;

4. Report on Form 8-K filed July 5, 2001 regarding the purchase of assets by Senior Care International, S.A. de C.V. together with all exhibits attached thereto;

5. Report on Form 8-K clarifying the purchase of assets by Senior Care International, S.A. de C.V. filed on November 5, 2001 together with all exhibits attached thereto;

6. Report on Form 8-K reporting the dismissal of independent accountant as of January 2, 2002 and engagement of new independent accountant for the company which report was filed on January 10, 2002 together with all exhibits attached thereto;

7. Definitive Information Statement on Form 14c filed on February 12, 2002 regarding certain actions of the shareholders together with all exhibits attached thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

                                TABLE OF CONTENTS

Part I Incorporated by reference in Annual Report filed on Form 10-KSB filed on April 19, 2002

Part II Incorporated by reference in Annual Report filed on Form 10-KSB filed on April 19, 2002

Part III Incorporated by reference in Annual Report filed on Form 10-KSB filed on April 19, 2002

Item 13                    Exhibits and Reports on Form 8-K

Signatures                                                                 5

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

Exhibit 3(ii): Bylaws [incorporated by reference filed on Form 10-KSB on
               April 16, 2002]

Exhibit 4a: Certificate of Powers, Designations, Preferences & Rights of
            Series F Preferred stock [incorporated by reference filed on Form 10-KSB on April 16, 2002]

Exhibit 4b: Certificate of Powers, Designations, Preferences & Rights of
            Series G Preferred stock [incorporated by reference filed on Form 10-KSB on April 16, 2002]

Exhibit 4c: Certificate of Powers, Designations, Preferences & Rights of
            Series J Preferred stock [incorporated by reference filed on Form 10-KSB on April 16, 2002]

Exhibit 4d: Certificate of Powers, Designations, Preferences & Rights of
            Series K Preferred stock [incorporated by reference filed on Form 10-KSB on April 16, 2002]

Exhibit 10a: Audit Committee Charter [incorporated by reference filed in
             Definitive Information Statement on Form 14c on February 12, 2002]

Exhibit 10b: 2001 Stock Option Plan [incorporated by reference filed on Form 10-KSB on April 16, 2002]

Exhibit 10c: Employment Agreement with Mervyn A. Phelan, Sr. [incorporated by reference filed on Form 10-KSB on April 16, 2002]

Exhibit 10d: Acquisition Agreement for Oasis PUD & related documents
             [incorporated By reference filed on Form 10-KSB on April 19, 2002]

Exhibit 13:  Consolidated Financial Statements as restated

The following reports were made on Form 8-K during the year 2001 and from the beginning of the year 2002 to the date of the filing of this amendment and are incorporated herein by reference:

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

5. Report reporting sale of P/R Business, Inc. and Friendly Bear Plaza, Inc. filed on May 2, 2002.

6. Report reporting the sale of stock in Senior Care International, S.A. de C.V. filed on July 2, 2002.

7. Report reporting adjustment to the carrying value of Plaza Rosarito filed on October 24, 2002.

     SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and has duly caused this annual report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Laguna Beach, State of California, on this 25th day of November, 2002.

          SENIOR CARE INDUSTRIES, INC.

/s/ Mervyn A. Phelan, Sr.
-------------------------
Chairman of the Board of
Directors and Chief
Executive Officer


/s/ Craig Brown
-------------------------
President & Director


/s/ John Semmens
-------------------------
Chief Financial Officer

                          SENIOR CARE INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT                                    F-2

BALANCE SHEETS                                                  F-3 to F-4
    December 31, 2000, as restated and December 31, 2001 as restated

STATEMENTS OF OPERATIONS                                        F-5
    For the Years Ended December 31, 2000,
    as restated, and 2001 as restated

STATEMENTS OF STOCKHOLDERS'                                     F-6 to F-9
    For the Year Ended December 31, 2000
    as restated, and 2001 as restated

STATEMENTS OF CASH FLOWS                                        F-10
    For the Years Ended December 31, 2000,
    as restated, and 2001 as restated

NOTES TO FINANCIAL STATEMENTS                                   F-11

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Senior Care Industries, Inc.


We have audited the accompanying consolidated balance sheet of Senior Care Industries, Inc. and subsidiaries (the "Company"), as of December 31, 2000, as restated, and December 31, 2001, as restated, and the related consolidated statements of operations, stockholders' equity, and cash flows for each the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Care Industries, Inc. and subsidiaries, as of December 31, 2000, as restated, and 2001, as restated, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the Unites States.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2000 and 2001 for the correction of certain errors in the application of accounting standards generally accepted in the United States.




                                             /s/ McKennon, Wilson & Morgan LLP
                                             ----------------------------------


Irvine, California
April 15, 2002

                           SENIOR CARE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           December 31
                                                   ----------------------------
                                                      2000              2001
                                                   -----------      -----------
                                                 (as restated)     (as restated)
Manufacturing Assets:
 Current assets:
  Cash                                            $     74,000     $    132,000
  Accounts receivable, net of allowance for
   doubtful accounts of $112,000, as restated
   and $58,000, respectively                           574,000          425,000
  Inventory (Note 11)                                  553,000          484,000
  Other current assets                                  66,000           96,000
                                                  ------------     ------------
    Total current assets                             1,267,000        1,137,000

 Property and equipment, net of
  accumulated depreciation of $95,000 and
  $259,000, respectively (Note 11)                     937,000          795,000

 Intangible assets, net of
  accumulated amortization of $77,000 and
  $209,000, respectively (Notes 3 and 12)            1,050,000          917,000

 Capital leases                                         21,000                -
                                                  ------------     ------------
Total manufacturing assets                           3,275,000        2,849,000
                                                  ------------     ------------
Real Estate Assets:
 Equity investment held
 for liquidation (Notes 2 and 3)                     2,000,000        2,000,000

 Real estate:
  Real estate inventory (Note 4)                     7,582,000        3,576,000
  Commercial rental property, net
   of accumulated depreciation of $224,000
   and $432,514, respectively (Note 4)               4,776,000        9,595,000
  Held for development (Note 4)                      7,275,000       30,318,000
  Contracts for deed (Note 4)                                -       32,309,000

 Other assets                                          101,000           19,000
                                                  ------------     ------------
Total Real Estate Assets                            21,734,000       77,817,000
                                                  ------------     ------------

TOTAL ASSETS                                      $ 25,009,000     $ 80,666,000
                                                  ============     ============

continued

                          SENIOR CARE INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS, continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31
                                                 -------------------------------
                                                     2000               2001
                                                 ------------      -------------
                                                (as restated)      (as restated)
Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     463,000     $     425,000
  Accrued liabilities                                  24,000            10,000
  Unearned revenue                                          -            88,000
  Notes payable (Note 6)                              585,000           384,000
  Other current liabilities                            31,000           464,000
                                                -------------     -------------
Total manufacturing liabilities                     1,103,000         1,371,000
                                                -------------     -------------
Real Estate Liabilities:
 Accounts payable and accrued liabilities             742,000           174,000
 Accrued interest                                     446,000           304,000
 Note  payable to related parties (Note 7)          1,270,000         1,786,000
 Mortgage notes payable (Note 5)                   13,627,000        18,874,000
 Note payable (Note 6)                                700,000           700,000
                                                -------------     -------------
Total Real Estate Liabilities                      16,785,000        21,838,000
                                                -------------     -------------

TOTAL LIABILITIES                                  17,888,000        23,209,000
                                                -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 8)                      -                 -

STOCKHOLDERS' EQUITY (Note 9):
All classes - shares authorized, 110,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                            -                -
 Series B preferred stock,
  none issued and outstanding                                -                -
 Series D preferred stock,
  none issued and outstanding                                -                -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  outstanding at December 31, 2001                           -            1,000
 Series G convertible preferred stock
  3,163 shares issued and outstanding in 2001                -               -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding in 2001              -            1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding in 2001               -               -
 Common stock, 446,633 and 20,447,269 shares
  issued and outstanding, respectively                   1,000           20,000
 Additional paid-in capital                         16,356,000       87,088,000
 Accumulated deficit                                (9,236,000)     (29,652,000)
                                                 -------------   --------------
Total stockholders' equity                           7,121,000       57,458,000
                                                 -------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  25,009,000   $   80,667,000
                                                 =============   ==============

See Notes to Consolidated Financial Statements

                               SENIOR CARE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For The Years Ended
                                                         December 31,
                                                     2000            2001
                                                --------------   --------------
                                                (as restated)     (as restated)
Revenues:
 Commercial rents                               $      644,000   $      875,000
 Real estate sales                                           -        4,101,000
 Furniture sales                                     3,587,000        4,700,000
                                                --------------   --------------
Total revenues                                       4,231,000        9,676,000
                                                --------------   --------------
Cost of revenues:
 Commercial rents, excluding
  interest                                             228,000          619,000
 Real estate sales                                           -        4,006,000
 Furniture sales                                     3,352,000        3,878,000
                                                --------------   --------------
Total cost of revenues                               3,580,000        8,503,000
                                                --------------   --------------
Gross Profit                                           651,000        1,173,000
                                                --------------   --------------
Operating expenses:
 Sales and marketing                                   197,000          269,000
 General and administrative                            969,000        1,749,000
 Stock-based compensation (Note 9)                   2,633,000       15,312,000
 Impairment of real estate held for sale               143,000                -
                                                --------------   --------------
Total operating expenses                             3,942,000       17,330,000
                                                --------------   --------------
Loss from operations                                (3,291,000)     (16,157,000)

Other expense (income):
 Interest expense                                      921,000        1,638,000
 Interest income                                        (7,000)          (2,000)
 Impairment of equity investment (Note 2)            1,234,000                -
 Loss on settlements (Notes 6 and 9)                   491,000        2,231,000
 Loss on sale of rental
  property to related party (Note 4)                         -          678,000
 Other (income) expense                                (10,000)         390,000
                                                --------------   --------------
Total other (income) expense                        (2,630,000)      (4,935,000)
                                                --------------   --------------

Loss before extraordinary gain                      (5,920,000)     (21,092,000)

Extraordinary item, gain from settlement
 of debt (Note 9)                                           -           676,000
                                                --------------   --------------
Net Loss                                        $   (5,920,000)  $  (20,416,000)
                                                ==============   ==============
Basic and diluted loss per share:

Loss before extraordinary gain                  $       (18.28)  $       (1.72)
Extraordinary gain from settlement of debt                   -             .06
                                                --------------   --------------
Net loss                                        $       (18.28)  $       (1.66)
                                                ==============   ==============

Basic and diluted weighted average number of
 common shares outstanding                             323,862       12,290,862
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

Stock for cash of $51,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value

Net loss (as restated)
                           ---------  ------ --------   -------- ----  -------  -------  ----  --------   ------  ------
Balances as of
 December 31, 2000

Stock issued for professional
 services rendered

(continued)                                                       F-6






                                                     SENIOR CARE INDUSTRIES, INC.

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the Years Ended December 31, 2000 (as restated) and 2001 (as restated), continued

                             Series A          Series B         Series F          Series G           Series J           Series K
                         Preferred Stock  Preferred Stock   Preferred Stock   Preferred Stock    Preferred Stock    Preferred Stock
                         Shares   Amount  Shares    Amount  Shares    Amount  Shares    Amount   Shares    Amount   Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------

Stock issued pursuant
 to settlement agreement

Stock issued for cash of $8,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value

Stock issued to acquire
 real property

Stock issued in
 settlement of debt

Stock F Preferred issued to acquire
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

(continued)                                       F-8






                          SENIOR CARE INDUSTRIES, INC.


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2000 (as restated) and 2001 continued


                                                                  Additional                                 Total
                                         Common Stock              paid-in         Accumulated            Stockholder's
                                       Shares     Amount           capital           Deficit                 Equity
------------------------------------------------------------------------------------------------------------------------


Stock issued for services          14,036,882      14,000        15,298,000                                 15,312,000

Stock issued pursuant to
 settlement agreement                  2,800                         41,000                                     41,000

Stock issued for cash of $8,000,
 net of expense recognized from
 the sale of stock at less than
 fair market value                    24,793                         96,000                                     96,000

Stock issued acquire
 real property                     1,565,000        1,000         1,660,000                                  1,661,000

Stock issued in
 settlement of debt                2,873,495        3,000         2,079,000                                  2,082,000

F Preferred issued to acquire real
 property, as restated                                           32,308,000                                 32,309,000

Stock issued for settlement                                         190,000                                    190,000

Stock issued pursuant to
 settlement agreement                                             2,000,000                                  2,000,000

Sale of rental property for
 cancellation of stock issued         (2,334)                        (9,000)                                    (9,000)

J Preferred issued to acquire
  real property                    1,500,000        1,000        17,069,000                                 17,071,000

Net Loss                                                                           (20,416,000)            (20,416,000)
                              --------------------------------------------------------------------------------------------
Balances as of
 December 31, 2001, as restated   20,447,269      $20,000       $87,088,000       $(29,652,000)            $57,458,000
                              ============================================================================================

See Notes to Consolidated Financial Statements


                            SENIOR CARE INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For The Year Ended
                                                                   December 31,
                                                               2000              2001
                                                         ---------------    ---------------
                                                          (as restated)      (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $   (5,920,000)    $ (20,416,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                 354,000           296,000
  Impairment of real estate held for investment                 143,000                 -
  Impairment of investment held for liquidation               1,234,000                 -
  Issuance of common stock for services                       2,633,000        15,326,000
  Issuance of common stock for settlement                       491,000           231,000
  Issuance of common stock for expenses                          72,000            88,000
  Loss on sale of rental property to related party                    -           678,000
  Issuance of K preferred for settlements                             -         2,000,000
  Extraordinary gain                                                  -          (676,000)
 Changes in operating assets and liabilities:
    Accounts Receivable                                         (28,000)          148,000
    Inventory                                                   306,000            70,000
    Other current assets                                        (39,000)          (74,000)
    Real estate inventories                                  (5,311,000)        2,931,000
    Accounts payable                                            810,000          (780,000)
    Accrued interest                                            370,000           728,000
    Accrued liabilities                                          10,000           378,000
                                                         ---------------    ---------------
      Net cash provided by (used in) operating
            activities                                       (4,875,000)          928,000
                                                         ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Noble Concepts, net of cash                          89,000                 -
Increase in Other assets                                       (101,000)           82,000
                                                         ---------------    ---------------
      Net cash provided by (used in) investing
            activities                                          (12,000)           82,000
                                                         ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sales of common stock                              51,000             8,000
Proceeds from mortgage loans                                  4,520,000         1,292,000
Proceeds from note payable to related parties                 1,010,000           516,000
Repayments of mortgage loans                                   (658,000)       (2,768,000)
                                                         ---------------    ---------------
      Net cash provided by financing activities               4,923,000          (952,000)
                                                         ---------------    ---------------
Net increase (decrease) in cash                                  36,000            58,000
Cash at beginning of year                                        38,000            74,000
                                                         ---------------    ---------------
Cash at end of year                                      $       74,000     $     132,000
                                                         ===============    ===============
Supplemental disclosure of cash flow information
  Cash paid during the year for
  Interest, net of amounts capitalized                   $      394,000     $     592,000
                                                         ===============    ===============
Supplemental disclosure of non-cash investing
 and financing activities:
 Real estate purchases:
  Series F Preferred issued for real estate contracts
   for deed                                              $           -      $  32,309,000
  Series J Preferred issued for real estate assets                   -         17,071,000
    and costs
  Common stock issued for real estate assets                         -          1,661,000
  Common stock issued in settlement of debt                          -          2,082,000
  Acquisition of Noble                                       2,453,000                  -
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

During 2001, the Company acquired several in an effort to expand its real estate development (see Note 3). Presently, the Company holds all of the voting capital stock or 100% of the membership interest in corporations and limited liability companies ("LLC"), which are controlled, and for financial reporting purposes, consolidated in accompanying financial statements. Corporations and LLCs consolidated, in addition to East-West and Noble described above, are as follows:

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

Restatement of valuation of Contracts for Deed and Series F Preferred Stock
---------------------------------------------------------------------------
The Company recorded certain real estate assets, and related in obligations, in
Mexico for an aggregate purchase price of $70,229,000; however, the appraisals, on an "as is" basis, amounted to $62,450,000. Management reduced the carrying value of these net assets acquired by $7,779,000, reducing stockholders' equity by a corresponding amount. In addition, management recorded the real estate and related obligations, although the transfer of title was not recorded because of a current dispute. In lieu of recording the assets and liabilities, management believes that the contracts for deed should be reported at the purchase price or the "as is" appraisal amount, which ever is less. The amount to be recorded by the Company should be reduced by the gross amount of the liabilities which either represent a lien or required assumptions of debt. The gross amount of the liabilities totaled approximately $30,141,000 versus liabilities of $18,168,000 as previously reported, net of discounts of $11,973,000. This restatement resulted in a reduction in stockholders' equity of $11,973,000. Also see Note 4 for further discussion. The adjustment caused the reversal of interest expense from the notes previously discounted in error in the amount of $1,247,000 or
$0.10 per share.

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

The Company acquired the following properties from Tri-National Development

Plaza Rosarito
--------------
Senior Care International purchased contracts for deed for 15 acres of undeveloped ocean-front land from Tri-National Holdings, S.A. de C.V. for
$13,000,000 and 9 acres of land, where a partially completed shopping center is located, for $20,200,000. The payment was made by the issuance of 500,000 shares of the Company's Series F Preferred stock. There is a recorded lien against the property for $9,200,000. The Company obtained independent appraisals of the value of properties. The purchase price exceeded the appraisal by $7,700,000 and the lesser amount has been used to record the transaction less the amount of the lien of $9,200,000.

                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, CONTINUED

The Hills of Bajamar
--------------------
Senior Care International purchased from Planification Desarolles de Jatay, S.A.
de C.V., contracts for deed for a total of 650 acres of unimproved land in Baja
California del Norte for 300,000 shares of Series F Preferred valued at
$14,950,000, based on an independent appraisal. The Company is obligated to pay approximately a non-interest bearing, unsecured notes aggregating of $11,262,000 to note holders (Note 5) of Tri-National Development. The "as is" appraisal amount was used to record the transaction less the required assumption of debt of $11,262,000.

Plaza Resorts
-------------
Senior Care International purchased a contract for deed to purchase approximately 16 acres of ocean front land within the Bajamar Golf and Country
Club in the municipality of Ensenada, with plans for 328 timeshare units from
Inmobilaria Plaza Baja California, S.A. de C.V. The Company issued 150,000 shares of Series F Preferred valued at $16,000,000. Senior Care agreed to assume the outstanding mortgage on this property of $9,079,000. The Company obtained an independent appraisal of the value of property acquired. The "as is" appraisal amount was used to record the transaction less the required assumption of debt
$9,079,000.

Portal Del Mar condominiums
---------------------------
Senior Care International purchased a 2/3rds undivided interest in a 6 acre development containing 126 partially completed condominium units overlooking the
Pacific Ocean just South of Rosarito Beach in Baja California. Senior Care issued 100,000 shares of Series F Convertible preferred valued at $6,000,000.
Senior Care agreed to assume its proportional share of the debt on this property or approximately $600,000. The Company obtained an independent appraisal of the value of property acquired. The "as is" appraisal amount was used to record the transaction less the amount of the required assumption of debt of $600,000.

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


                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE

Real estate consists of the following as of December 31, 2000 (as restated) and 2001:

                                                           December 31,
                                                     2000               2001
                                                 -------------     -------------
                                                 (as restated)
Real estate inventory-
  Evergreen Manor                                $  7,583,000      $  3,576,000
                                                 =============     =============
Commercial rental property:
 Friendly Bear Plaza                             $  3,200,000      $  3,747,000
 Pecos Russell Business Center                              -         6,281,000
 Broadway Acacia                                    1,800,000
 Less - accumulated depreciation                     (224,000)         (433,000)
                                                 -------------     -------------
  Total Commercial Rental Property               $  4,776,000      $  9,595,000
                                                 =============     =============
Real estate held for development:
  Pecos Russell Business Center                  $  6,167,000     $           -
  Signature Properties                                608,000           619,000
  The Cottages at San Jacinto                         113,000         3,856,000
  Flamingo 55                                          92,000         1,232,000
  Oasis PUD                                                 -        24,320,000
  Various other                                       295,000           291,000
                                                 -------------     -------------
                                                 $  7,275,000      $ 30,318,000
                                                 =============     =============

Contracts for deed:
  Plaza Rosarito shopping center                  $         -      $ 12,500,000
  Plaza Rosarito residential acreage                        -        13,000,000
  Hills of Bajamar residential acreage                      -        14,950,000
  Plaza Resorts                                             -        16,000,000
  Portal Del Mar                                            -         6,000,000
                                                 -------------     -------------
                                                            -        62,450,000
  Less contingent obligations:
  Plaza Rosarito                                            -        (9,200,000)
  Hills of Bajamar acreage                                  -       (11,262,000)
  Plaza Resort                                              -        (9,079,000)
  Portal Del Mar                                            -          (600,000)
                                                 -------------     -------------
                                                            -       (30,141,000)
                                                 -------------     -------------
                                                 $          -      $ 32,309,000
                                                 =============     =============

The Company entered into contracts for deed to certain real properties in Baja
California, Mexico dated April 30, 2001, on May 22, 2001. Counsel for Senior
Care in Mexico has rendered a legal opinion that Senior Care has a binding and fully enforceable contract for deed to these properties, that by recording the notice of the lawsuit in Mexico, this gave notice that Senior Care has a binding and enforceable contract and is entitled to take fee simple title to the property at any time subject to any pre-recorded liens. The Company is required to pay a transfer tax upon at the time of title transfer.

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

d. all conditions precedent to closing have been performed: When transfer of title is not completed, all other steps prerequisite to a sale must have taken place. When an escrow agent or attorney does not record the transfer of title on a timely basis for reasons not significant to the transaction, the date of sale for accounting purposes would likely be the date of closing (i.e., legal transfer of title and insurance risk) rather than the date on which the transfer was presented to governmental authorities for recording. Factors considered in meeting this requirement are as follows:

1. the seller warranted that it had valid title to the properties and we were able to verify that this was true through counsel who conducted a search of the records of the recorder in the area where the property is located. We also obtained appraisals of the property from experienced and responsible appraisers who actually visited and photographed each of the properties in question.

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

Management reconsidered its position on the recording of the assets as real estate held for development, and the related liabilities since not all the requirements of SFAS 66 appeared to have been met. Because management believes that the contracts for deed are fully enforceable, management has recorded the contracts for deed based on independent "as is" appraisals, less the estimated fair value of any lien or required assumptions of debt. Management is seeking to enforce its contract rights in the Mexican courts.

The obligations which would be assumed, upon recording of title, are as follows:


Plaza Rosarito
--------------
A lien on real property, interest-free, face value of $9,200,000 with interest
Continuing to accrue at the rate of 10% interest per annum.

Hills of Baja Mar
-----------------
Obligation to bond holders of interest-free, Tri-National Development, face value of $11,262,000, with interest continuing to accrue at the rate of 9% per annum.

Plaza Resort
-------------
Note Payable to a Mexican bank, interest-free, face value of $9,079,000.  There is no interest accruing on this obligation.,


                       SENIOR CARE INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 4 - REAL ESTATE


Portal Del Mar
--------------
Payable to original seller on completion of project, face value $600,000. There is no interest on this obligation.

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

Capitalized interest costs on real estate under development at December 31, 2000 and 2001 included the following:

                                             2000              2001
                                         ------------      ------------

Pecos-Russell Business Center            $    97,000        $   75,000
Evergreen Manor                              396,000                 -
Flamingo 55                                        -            54,000
San Jacinto                                        -            29,000
Signature Properties                               -            11,000
Oasis PUD                                          -         1,200,000
                                         ------------      ------------
                                         $   493,000       $ 1,369,000
                                         ============      ============

Interest costs incurred for years ended December 31, 2001 and 2000 are as follows:

                                             2000              2001
                                         ------------      ------------
                                        (as restated)
Interest capitalized on real estate
  under development                      $   493,000       $   169,000
Interest expenses                            921,000         2,855,000
                                         ------------      ------------
                                         $ 1,414,000       $ 3,024,000
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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 5 - MORTGAGE NOTES, CONTINUED

Oasis Planned Urban Development
-------------------------------
A loan from the seller, interest at 7% per
annum, payable quarterly together
with principal of $31,475 beginning March,
2004 due January 2006                                    -            7,250,000
                                               ------------        ------------
Total                                            13,627,000          18,874,000
                                               ============        ============

Future annual minimum principal payments of mortgage notes as of December 31, 2001 over the next five years, and thereafter are as follows:

   Year ending
    2002                                       5,239,000
    2003                                       1,003,000
    2004                                         344,000
    2005                                         200,000
    2006                                       9,288,000
    Thereafter                                 2,800,000
                                             ------------
                                             $18,874,000
                                             ============

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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES, CONTINUED

At December 31, 2001, the Company has an unsecured credit line with an affiliate which accrues interest at 10%, per annum, payable together with the principal advanced, four (4) years from date of each advance. The credit line currently has no expiration date. The note holder has granted an irrevocable commitment of up to $1,000,000 through December 31, 2002, and the holder has agreed not to terminate the credit line until after March 31, 2003, as a means to ensure the Company meets its working capital requirements. As of December 31, 2000, the Company had amounts due totaling $1,786,000 from this affiliate.

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


                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION, CONTINUED

Income from the rental property segment and expenses incurred in connection with that segment for the 12 month period ended is as follows [there was no separate reporting of segments during the year 1999 due to the fact that the Company was beginning its operations and had not yet identified segments]:

                                     2000                2001
                                 ------------        -----------
Rental Income                    $   644,000         $  875,000
Less: Cost of revenues               228,000            619,000
      Interest                       376,000            476,000
                                 ------------        -----------
Gain or loss attributable to
 Rental Operations:              $    40,000         $ (220,000)
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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2000, AS RESTATED, AND 2001
--------------------------------------------------------------------------------

NOTE 12 - MANAGEMENT'S PLANS

Management's Plans

During the years ended December 31, 2000 and 2001, the Company incurred net losses of $5,920,000 and $20,416,000, respectively. In 2001, the Company's losses included $15,312,000 stock-based compensation and other non-cash transactions. At December 31, 2001, the Company's current liabilities exceed current assets by $234,000. To date, the Company has funded its working capital requirements from cash obtained from equity lines of credit, $3,500,000 of which is from an affiliate, which expires in August 2004. This agreement is irrevocable until March 2003, with guaranteed advances of approximately $1.2 million. The Company currently has $1,714,000 available under the credit facility with this affiliate.

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

Requirements for cash during the next 12 months will be the need for cash for real estate development projects. Initially, there is the need for cash to purchase land. Secondly, there is a need for cash to provide the entitlements to ready property for construction. Finally, there is the need for cash to build the project.

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