Form 10QSB
period 2002-09-30
US WEST HOMES INC
filed 2002-11-25
CIK 1095175

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

             For the quarterly period ended September 30, 2002
                                            ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from         to
                                           ---------  ---------

                   Commission file number   000-27371
                                            ---------

                           U.S. WEST HOMES, INC.
                Formerly Known as Senior Care Industries, Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 15, 2002:

Common Shares 109,155,677
Preferred Shares 1,729,821

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                    PAGE
                                                                    ----

Item 1. Financial Statements..................................... F-1 to F-22

Item 2. Management's Discussion & Analysis of Financial
Condition & Plan of Operation.................................... I-1 to I-8

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

Item 6. Exhibits and Reports on Form 8-K......................... II-3

SIGNATURES....................................................... II-3

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements include the accounts of U.S. West Homes, Inc. (U.S. West Homes) formerly known as Senior Care Industries,Inc. and the following subsidiaries where U.S. West Homes has effective control, Noble Concepts Fidelity, Inc., P/R Business, Inc., Friendly Bear Plaza, Inc., Senior Care Flamingo Management, Inc., Flamingo 55 Associates, L.P., Senior Care San Jacinto Management, Inc., San Jacinto Partners, L.P., Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Senior Care International S.A. de C.V., Goldcoast Partners I, L.P. and Senior Care International Partners

         These consolidated financial statements are unaudited.

                                TABLE OF CONTENTS

Unaudited consolidated balance sheet as of September 30, 2002              F - 2

Unaudited consolidated statements of operations for the three-month periods ended September 30, 2002 and September 30, 2001, as restated and nine-month periods ended September 30, 2002 and
 September 30, 2001, as restated                                           F - 4

Unaudited consolidated statements of stockholders' equity for the
the nine months ended September 30, 2002                                   F - 5

Unaudited consolidated statement of cash flows for the nine-month
periods ended September 30, 2002 and September 30, 2001, as restated       F - 6

Notes to unaudited consolidated financial statements             F - 7 to F - 23

                 U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
                           UNUADITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                  September 30, 2002
                                                  ------------------

Manufacturing Assets:
 Current assets:
  Cash                                            $     53,000
  Accounts receivable                                  424,000
  Inventory                                            493,000
  Prepaid expenses                                      57,000
                                                  -------------
    Total current assets                             1,027,000
                                                  -------------
 Property and equipment, net of
  accumulated depreciation of $381,000                 673,000
 Goodwill (Note 3)                                     624,000
 Customer lists, net of accumulated
  amortization of $200,000 (Note 3)                    229,000
 Other assets                                           92,000
                                                  -------------
Total manufacturing assets                           2,645,000
                                                  -------------

Real Estate Assets:
  Real estate inventory (Note 5)                     3,576,000
  Notes receivable net of
    discount of $37,757,000 (Note 4)                32,972,000
  Property held for development (Note 5)            31,186,000
                                                  -------------
  Total Real Estate Assets                          67,734,000
                                                  -------------
Other Assets:
 Investments in marketable
  securities (Notes 1 and 11)                          220,000
 Investment at cost                                    870,000
 Equity investments held for liquidation             2,000,000
                                                  -------------
Total Other Assets:                                  3,090,000
                                                  -------------
TOTAL ASSETS                                      $ 73,469,000
                                                  =============

continued

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
                      UNUADITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30, 2002
                                                ------------------

Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     387,000
  Accrued liabilities                                  28,000
  Line of credit (Note 7)                             357,000
                                                --------------
Total manufacturing liabilities                       772,000
                                                --------------
Real Estate Liabilities:
 Accounts payable                                      82,000
 Accrued liabilities                                        -
 Deferred gain on discontinued
  operations (Note 11)                                500,000
 Accrued interest                                     655,000
 Mortgage notes payable (Note 6)                    5,586,000
 Redeemable common stock, 82,487,369
  shares issued to retire $7,377,000 in
  debt and accrued interest
  of $459,000(Note 10)                              7,836,000
                                                --------------
Total Real Estate Liabilities                      14,659,000
                                                --------------
Other liabilities:
 Notes payable (Note 7)                               700,000
 Note payable to related parties (Note 8)           1,097,000
 Other liabilities                                    300,000
                                                -------------
Total Other Liabilities                             2,097,000
                                                -------------
TOTAL LIABILITIES                                  17,528,000
                                                --------------

STOCKHOLDERS' EQUITY:
All classes - shares authorized, 220,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                           -
 Series B preferred stock,
  none issued and outstanding                               -
 Series D preferred stock,
  none issued and outstanding                               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  Outstanding                                           1,000
 Series G convertible preferred stock
   39,821 shares issued and outstanding                     -
 Series J convertible preferred stock,
   540,000 shares issued and outstanding                1,000
 Series K convertible preferred stock
   100,000 shares issued and outstanding                    -
 Common stock, 70,781,487 shares issued
  and outstanding (Notes 10 and 13)                    71,000
 Additional paid-in capital                        97,158,000
 Accumulated deficit                              (41,290,000)
                                                --------------
Total stockholders' equity                         55,941,000
                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  73,469,000
                                                 =============

                 See notes to unaudited consolidated financial statements

                 U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
                      UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                             2001             2002               2001           2002
                                          as restated                         as restated
                                         --------------  --------------      -------------  --------------
Revenues:
 Real estate sales (Note 11)             $   2,986,000  $            -      $   4,172,000  $            -
 Furniture sales (Note 11)                   1,060,000       1,119,000          3,705,000       3,564,000
                                         --------------  --------------      -------------  --------------
Total revenues                               4,046,000       1,119,000          7,877,000       3,564,000
                                         --------------  --------------      -------------  --------------
Cost of revenues:
 Real estate sales                           2,918,000               -          4,006,000
 Furniture sales                               888,000         841,000          3,094,000       2,755,000
                                         --------------  --------------      -------------  --------------
Total cost of revenues                       3,806,000         841,000          7,100,000       2,755,000
                                         --------------  --------------      -------------  --------------
Gross profit                                   240,000         278,000            777,000         809,000
                                         --------------  --------------      -------------  --------------
Operating expenses:
 Sales and marketing                           258,000          64,000            213,000         222,000
 General and administrative                    436,000         482,000          1,265,000       1,408,000
 Stock-based compensation                      482,000         300,000         14,841,000       5,558,000
 Loss provision                                300,000               -            300,000               -

                                         --------------  --------------      -------------  --------------
Total operating expenses                     1,476,000         846,000         16,619,000       7,188,000
                                         --------------  --------------      -------------  --------------
Loss from operations                        (1,236,000)       (568,000)       (15,842,000)     (6,379,000)

Other expense:
 Interest expense                              166,000       1,599,000            952,000       2,061,000
 Loss in carrying value of marketable
  securities                                                 3,980,000                          3,980,000
 Other                                               -               -             10,000          10,000
                                         --------------  --------------      -------------  --------------
Total other expense                           (166,000)     (5,579,000)          (962,000)     (6,051,000)
                                         --------------  --------------      -------------  --------------
Loss from continuing operations             (1,402,000)     (6,147,000)       (16,804,000)    (12,430,000)

Income (loss) from discontinued
 operations net of income tax of $ 0           (26,000)              -           (238,000)       (165,000)
Gain (loss) on sale of
 discontinued operations                             -               -           (709,000)        957,000
                                         --------------  --------------      -------------  --------------
Net Loss                                 $  (1,428,000)  $  (6,147,000)      $(17,751,000)  $ (11,638,000)
                                         ==============  ==============      =============  ==============

Basic & diluted loss per share:
 Loss from continuing operations         $       (0.09)  $       (0.14)      $      (1.52)  $       (0.20)

 Gain (loss) from discontinued
  operations net of income taxes of $0            0.00           (0.00)             (0.02)          (0.00)

 Gain (loss) on sale of discontinued
  Operations                                      0.00            0.00              (0.06)           0.01

                                         --------------  --------------      -------------  --------------
 Net loss:                               $       (0.09)  $       (0.14)      $      (1.60)  $       (0.19)
                                         ==============  ==============      =============  ==============
Basic and diluted weighted average
 number of common shares outstanding        15,375,044      42,997,972          11,065,940     62,472,398
                                         ==============  ==============      =============  ==============

                              See notes to unaudited consolidated financial statements

                                                    F-4

                               U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
                               UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the nine month period ended September 30, 2002

                                                                        Additional                        Total
                               Preferred stock        Common stock       paid-in       Accumulated     Stockholders'
                           Shares         Amount    Shares    Amount     capital         Deficit          Equity
--------------------------------------------------------------------------------------------------------------------

Balances as of
 December 31, 2001         1,752,629      $2,000   20,447,269  $20,000   $ 87,088,000   $(29,652,000)   $57,458,000

Common stock issued
to officers and employees                           3,898,000    4,000      2,238,000                     2,242,000

Common stock issued
to consultants                                     13,625,000   14,000      2,114,000                     2,128,000

Make-up common stock
issued to consultants                               7,500,000    7,000      1,702,000                     1,709,000

Conversion of preferred shares
 To common shares                                  13,000,000   13,000      1,222,000                     1,235,000
Conversion of 516 shares
Series G and 60,000
Series J preferred to
Common                       (60,516)          -       78,656                  10,000                        10,000

Issuance of Series G
preferred stock               37,708           -      (75,249)       -              -                             -

Common stock issued
to cancel debt due to
related party                                       9,307,811   10,000      1,917,000                     1,927,000

Common stock issued for common
stock of Stem Genetics, Inc.                        3,000,000    3,000        867,000                       870,000

Net loss for the nine months
ended September 30, 2002                                                                  (11,638,000)  (11,638,000)
--------------------------------------------------------------------------------------------------------------------
Balances as of
September 30, 2002         1,729,821     $2,000    70,781,487 $ 71,000   $ 97,158,000    $(41,290,000)  $55,941,000
                           =========     ======   =========== ========   ============    =============  ===========

                            See notes to unaudited consolidated financial statements

                                                           F-5


                U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
=========================================================================================
                                                                 Nine Months Ended
                                                           Sept. 30, 2001   Sept. 30, 2002
                                                           --------------  --------------
                                                            as restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                 $  (17,751,000)   $ (11,638,000)
Adjustments to reconcile net loss to
 net cash used in operating activities of
 continuing operations:
  Loss from discontinued operations                             947,000          165,000
  Depreciation                                                  309,000          282,000
  Issuance of common stock for services,
   settlements and make-up share provisions                  14,954,000         7,379,000
  Loss on preferred stock conversion                                              11,000
  Gain on sale of discontinued operations                                       (957,000)
  Loss in carrying value of marketable securities                              3,980,000
Changes in operating assets and liabilities:
    Accounts Receivable                                          10,000            1,000
    Inventory                                                    50,000           (9,000)
    Prepaid expenses and other                                   57,000           39,000
    Accounts payable                                           (684,000)        (131,000)
    Accrued expenses                                            408,000          369,000
    Unearned revenue                                                             (88,000)
    Other current liabilities                                   (31,000)        (164,000)
                                                         ----------------  ---------------
      Net cash used in operating activities                  (1,731,000)        (761,000)
                                                         ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property held for development                                  (182,000)        (547,000)
Changes in other assets                                           8,000          (71,000)
                                                         ----------------  ---------------
      Net cash used in investing activities                    (174,000)        (618,000)
                                                         ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable to related parties                  497,000        1,379,000
 Net borrowings from line of credit                            (228,000)         (28,000)
 Proceeds from real estate loans                              1,543,000           (8,000)
 Payments on notes to related parties                                            (43,000)
                                                         ----------------  ---------------
      Net cash provided by financing activities               1,812,000        1,300,000
                                                         ----------------  ---------------
Net increase (decrease) in cash                                 (93,000)         (79,000)
Cash at beginning of period                                      74,000          132,000
                                                         ----------------  ---------------
Cash at end of period                                    $      (19,000)   $      53,000
                                                         ================  ===============
Supplemental disclosure of cash flow information-
  Cash paid during the period for
  interest, net of amounts capitalized                   $       764,000   $     113,000
                                                         ================  ===============

Supplemental disclosure of non-cash investing and financing activities:
Preferred and common stock issued
 for real estate contracts for deed acquired             $    32,309,000    $            -
Promissory notes received on sale of
 discontinued operations                                              -           500,000
Marketable securities received on sale of
 discontinued operations                                              -         4,200,000
Promissory notes received on sale of stock in
 Senior Care International, S.A. de C.V.  net
 of discounts                                                         -        32,309,000
Common stock issued for conversion of notes
 payable to related party                                             -         1,927,000
Common stock issued for investment in
 Stem Genetics, Inc.                                                  -           870,000
Redeemable common stock issued for cancellation
 of Oasis PUD mortgage note of $7,377,000 plus
 accrued interest of $459,000                                                   7,836,000

                      See notes to unaudited consolidated financial statements

                                          F-6

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information
-----------------------------

U.S. West Homes, Inc., formerly known as Senior Care Industries, Inc. (the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"); however, its interim financial statements are prepared pursuant to the Securities Act of 1934. The information as of September 30, 2002, and for the three months ended September 30, 2001 and 2002, as well as for the nine months ended September 30, 2001 and 2002 is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001 The results of operations for the three months ended September 30, 2002, and for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to accounting principles generally accepted in the United States and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, realization of investments, valuation of long-lived assets consisting primarily of real estate, intangible assets and the realizability of deferred tax assets. The Company's management also estimates its real estate costs of borrowing and terms of repayment. The Company's management also must estimate the value of its common and preferred stock issued. Management uses quoted prices as the basis for fair value of common stock and fair value of assets received when issuances of preferred stock are convertible into common stock unless the value is more clearly determined by another method. Management bases their estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries where U.S. West Homes had effective control at any time during the periods reported, Noble Concepts Fidelity, Inc., Flamingo Management, Inc., Flamingo Associates, L.P., Senior Care San Jacinto Management, Inc., San Jacinto Partners, L.P., Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Goldcoast Partners I, L.P. and Senior Care International Partners. The accompanying consolidated financial statements also include the accounts of Senior Care International, S.A. de C.V., P/R Business, Inc. and Friendly Bear Plaza, Inc. through the dates of the sale of those entities in 2002.

All material inter-company balances and inter-company transactions have been eliminated.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

Shareholder Dilution

The Company's management has relied on the issuance of its common stock to provide working capital and provide compensation to officers, directors and consultants. The Company's preferred stock is convertible into common stock and management may issue additional securities to acquire assets. The trading price of the Company's common stock has declined over time. If the Company continues to rely on the issuance of common stock to retain key management and consultants, based on current per-share prices, the existing shareholders may be significantly diluted in the future. Also, we issued stock to retire debt which is discussed in Footnote 10, Capital Transactions.

Marketable securities
---------------------

Marketable securities are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments consisted of marketable equity securities, which were classified as "available-for-sale" in accordance with the provisions of SFAS No. 115. Accordingly, such investments are carried at their estimated fair values in the accompanying consolidated financial statements. Fair value is determined based on quoted market prices. Marketable securities may contain restrictions on sale under Rule 144 of the Securities Act of 1933 and still be considered available-for-sale securities. Also, the security may not be easily or readily salable and the market for the stock in the particular security may be thinly traded. In addition, the companies U.S. West Homes invests may have limited operating histories, may have incurred significant losses, or may have a market value which significantly exceeds the underlying assets of the investee company. Shares received by U.S. West Homes may require a substantial discount from the current market quotes. The specific identification method is used to determine cost for each security. Unrealized losses which are considered temporary are excluded from net income
(loss) and reported as a separate component of shareholders' equity, net of the related tax effect and as a component of comprehensive income (loss). When a decline in market value is considered permanent by management, the Company reports such impairment in operations.

On April 25, 2002, U.S. West Homes received a total of 4,200,000 common shares of Career Worth, Inc. (symbol "CRWO") which comprised less than 20% of the shares outstanding in Career Worth. The equity interest held by U.S. West Homes is accounted for as an available-for-sale marketable security. The security contains a restriction on sale under Rule 144. Also, this security may not be easily or readily salable, and the market for the stock is thinly traded. The Company obtained these shares at a substantial discount from the market quotation when they were received. However, in its most recent unaudited quarterly financial statement filed on November 20, 2002, Career Worth reported that it had a total of 28,250,417 common shares outstanding with reported shareholder equity of $1,673,262 or a book value of approximately $.06 per share. Likewise, over the last month, the stock has been trading on the over the counter bulletin board at a bid price of between $.06 to $.05 per share. At the time the Company accepted the stock, the value was established at $1.00 per share and at that time, the average bid price per share was approximately $3.00. Because management of U.S. West Homes does not believe that the bid price for Career Worth stock will increase any time soon, it has determined that the asset should be impaired and the carrying value reduced from $1.00 per share or $4,200,000 to $.05 per share or $220,000.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Equity Investment Held for Liquidation
--------------------------------------

U.S. West Homes acquired a 45% membership interest in Delran, an entity which holds 30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income or loss from Delran because management of U.S. West Homes has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. U.S. West Homes initiated litigation in late 1999, which continues through the current date, to liquidate and distribute the assets of Delran. Management had information available in 2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management believes the current carrying value of $2,000,000 at September 30, 2002 will be recovered since Delran will have sufficient assets upon final liquidation of the properties.

Intangible Assets
-----------------

In September 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 was adopted on January 1, 2002 applying to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Intangible assets acquired in connection with the acquisition of Noble as of September 30, 2002 consisted of customer lists and goodwill which totaled $853,000. Customer lists amounting to $229,000 at September 30, 2002 have a remaining estimated period to be benefited of two to three years. Management reviewed its allocation of purchase price noting no change in the carrying values of goodwill or customer lists. Management also reviewed the operating cash flows of Noble, noting that future cash flows, including the residual value of the business, should recover the carry value of Noble's goodwill. The Company reassessed the useful lives of other intangible assets consisting of customer lists during the first interim quarter after adoption of SFAS 142 with no impact on management's previous estimates.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Discontinued operations
-----------------------

Under statement No. 144, The Company reports as discontinued operations reportable segments of its Business when (1) cash flows and results of operations can be identified, (2) the assets sold are not part of a larger reporting unit and (3) the company has no continuing involvement. Certain reporting provisions under Accounting Principles Board Opinion No. 30 remain in effect for discontinued operations. See Note 11 for further discussion.

Recent Accounting Pronouncements
--------------------------------

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

Per Share Information
---------------------

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred during the quarterly periods reported, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consisting of the incremental common shares issuable upon the conversion of preferred stock, using the if-converted method and the exercise of stock options, using the treasury stock method approximated 799,928,572 shares for the nine months ended September 30, 2002. Incremental shares are calculated using the average market price of that stock during the 10 day period prior to the actual conversion date. Because the number of shares which may be required to be issued exceeds the present stock authorization of 220,000,000 shares, management may be required to request that the shareholders authorize an increase in the stock authorization to accommodate the issuance of these shares in the future.

Segment information
-------------------

The Company reports information about operating segments, as well as disclosures about products and services, geographic areas and major customers (See Note 8). Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The Company restated its consolidated financial statements for the three and nine-month periods ended September 30, 2001. The effects of the Company's restatement on their net loss and net loss per-share for the three and nine-month periods ended September 30, 2001 are as follows:

                                                                   Three Months Ended
                                                                   September 30, 2001
                                                                   ------------------
Net income, as reported                                              $       166,000
  Decrease (increase) in net income:
Adjustments:
 Capitalized interest                                                       (343,000)
 Stock-based compensation                                                   (482,000)
 Real estate sales and cost of sales                                        (469,000)
 Loss provision                                                             (300,000)
                                                                     ---------------
Net (loss), as restated                                              $    (1,428,000)
                                                                     ===============

                                                                    Nine Months Ended
                                                                   September 30, 2001
                                                                   ------------------

Net loss, as reported                                                $     (161,000)
  Decrease (increase) in net loss:
Adjustments:
 Capitalized interest                                                      (841,000)
 Stock-based compensation                                               (14,841,000)
 Real estate sales and cost of sales                                       (610,000)
 Loss on sale of property                                                  (720,000)
 Loss provision                                                            (300,000)
 Other                                                                     (278,000)
                                                                     --------------
Net (loss)as restated                                                $  (17,751,000)
                                                                     ==============

                                      F-11

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS, CONTINUED

In addition, the Company had not reported its weighted average shares outstanding correctly. Management recomputed weighted average shares outstanding and restated such shares as follows:

                                                           Three Months Ended
                                                             Sept. 30, 2001
                                                             --------------
Weighted average shares outstanding, as reported              15,610,182
Adjustment                                                      (235,138)
                                                             -----------
Weighted average shares outstanding, as restated              15,375,044
                                                             ===========

                                                           Nine Months Ended
                                                             Sept. 30, 2001
                                                             --------------
Weighted average shares outstanding, as reported              15,610,182
Correction of shares included                                 (4,544,242)
                                                             -----------
Weighted average shares outstanding, as restated              11,065,940
                                                             ===========


NOTE 3 - INTANGIBLE ASSETS

Effective January 1, 2002, goodwill is not amortized. Amortization of customer lists is provided over five (5) years [as of September 30, 2002 there were approximately two and one half years remaining] using the straight-line method. Intangible assets acquired in connection with the acquisition of Noble on April 28, 2000 consisted of customer lists and goodwill in the amount of $429,000 and $698,000, respectively. The table below shows the gross carrying amount of those assets and the accumulated amortization:

                                        As of Sept. 30, 2002
                                        --------------------
                                  Gross Carrying          Accumulated            Net carrying
                                     Amount               Amortization           Value
                                  ---------------         -------------          ------------
Amortized intangible
Assets customer lists             $      429,000          $    200,000           $    229,000
                                  ===============         =============          ============
Unamortized intangible
Assets Goodwill                   $      624,000                                 $    624,000
                                  ===============                                ============

Aggregate amortization of customer lists for the nine month period ended September 30, 2001 was $114,000 and for the period ended September 30, 2002 was $ 200,000. The estimated future annual amortization expense as of September 30, 2002 is as follows:

       Year one                    $ 86,000
       Year two                      86,000
       Year three                    57,000
                                   ---------
       Total                       $229,000
                                   =========

Pro forma results of operations, assuming goodwill was not amortized during the nine months ended September 30, 2001, is not significant since amortization during such period was $55,000.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 4 - NOTES RECEIVABLE

Sale of stock in Senior Care International, S.A. de C.V.

On May 29, 2002, U.S. West Homes entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The Company accepted four promissory notes totaling $70,229,000 payable four years from the issue date of May 29, 2002 with interest accruing at 6% interest per annum payable at maturity. These note have been discounted to the related assets historical cost basis. The discounts will be recorded as income when cash is received.There are no limitations or conditions to payment.

The carrying value of these notes is based upon the carrying value of the contracts for deed which were sold. The carrying value of each of the promissory notes has been determined as follows:

Plaza Rosarito                                   $ 33,200,000
Hills of Bajamar residential acreage               14,950,000
Plaza Resorts                                      16,000,000
Portal Del Mar                                      6,000,000
                                                 -------------
                                                   70,150,000
  Less: discount due to carryover basis           (37,678,000)
                                                 -------------
                                                 $ 32,472,000
                                                 =============

The background as to how this carrying value was determined is based upon certain contracts for deed to certain real properties in Baja California, Mexico dated April 30, 2001, on May 22, 2001. Counsel for Senior Care in Mexico has rendered a legal opinion that Senior Care has a binding and fully enforceable contract for deed to these properties, that by recording the notice of the lawsuit in Mexico, this gave notice that Senior Care has a binding and enforceable contract and is entitled to take fee simple title to the property at any time subject to any pre-recorded liens. The Company is required to pay a transfer tax upon at the time of title transfer.

Management reconsidered its position on the recording of the assets as real estate held for development, and the related liabilities since not all the requirements of SFAS 66 appeared to have been met. Because management believes that the contracts for deed are fully enforceable, management recorded the contracts for deed based on independent "as is" appraisals, less the estimated fair value of any lien or required assumptions of debt. Likewise, it has transferred the carrying value of these assets to the promissory notes which it received when it sold them, discounted to the cost basis of the related assets sold.

In addition, the Company received two non-interest bearing promissory notes totaling $500,000 in the aggregate from the sale of the Friendly Bear and Pecos Russell rental properties on March 31, 2002. Both of the notes are due 90 days from the date of sale of the rental properties (See Note 11).

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 5 - REAL ESTATE

Real estate consists of the following as of September 30, 2002:


Real estate inventory-
  Evergreen Manor                               $  3,576,000
                                                =============

Real estate held for development:

  Oasis PUD                                     $ 24,873,000
  The Cottages at San Jacinto                      4,178,000
  Flamingo 55                                      1,351,000
  Signature Properties                               632,000
  Other                                              152,000
                                                ------------
                                                $ 31,186,000
                                                ============

Constuction in progress included in real estate under development at September 30, 2002 the following:

Capitalized interest
--------------------

San Jacinto                                      $   401,000
Flamingo 55                                          116,000
Signature Properties                                  15,000
                                                ------------
                                                 $   532,000
                                                ============
Entitlements and development costs
----------------------------------

San Jacinto                                      $   673,000
Signature Properties                                 617,000
Oasis PUD                                            553,000
Flamingo 55                                          241,000
Other                                                152,000
                                                ------------
                                                 $ 2,236,000
                                                ============

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 6 - MORTGAGE NOTES

The Company had secured mortgage obligations as summarized below as of September 30, 2002:

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

Flamingo 55
-----------

A land loan with a bank, interest at
13% per annum, payable monthly
balloon payment due May 1, 2003                       675,000

Payable to private party, interest at
10% per annum, loan due Aug., 2002                     53,000

Cottages of San Jacinto
-----------------------
Land loan with a private lender, interest
only at 13.50%, per annum, payable
monthly, principal due in
balloon payment on August 2002                      1,922,000

Land loan with a private lender, interest
10% interest per annum due Feb., 2002                 551,000
                                                -------------
Total                                            $  5,586,000
                                                =============

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE

The Company had other obligations as summarized below as of September 30, 2002:

Manufacturing credit facility with a Financial
institution, variable interest at
a referenced prime rate, plus 3.5% per
annum, 12.5%, per annum, or $10,000,
whichever is greater, payable monthly,
expires August 31, 2002, renewable
annually by mutual written consent               $    357,000
                                                =============

Noble has a credit line with a financial institution, which is secured by substantially all the assets of Noble, and guaranteed by the Company. Noble can borrow 80% of eligible accounts receivable. Eligible accounts receivable are receivables which are due within a period of 90 days. During 2000, the Company paid off an equipment term loan and an inventory line in 2001. The agreement was renewed in August of 2002 for an additional year and will currently expire on September 10, 2003. The agreement requires the Company to pay an annual fee of $27,000, and a monthly administrative fee equal to 0.34% of the gross accounts receivable balance, payable monthly. The renewal fee of $27,000 was paid in August of this year to extend the line to September 10, 2003. Since inception of the agreement in August 31, 2000, the Company has been required to pay the minimum interest of $10,000 per month causing the effective interest rate to exceed the maximum stated rate of 12.5%, per annum. The weighted average effective interest rate on borrowings under this agreement are approximately 33%, per annum.


NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

At September 30, 2002, the Company has an unsecured credit line with an affiliate which accrues interest at 10%, per annum, payable together with the principal advanced, four (4) years from date of each advance. The credit line currently has no expiration date. The note holder has granted an irrevocable commitment of up to $1,000,000 through December 31, 2002, and the holder has agreed not to terminate the credit line until after March 31, 2003, as a means to ensure the Company meets its working capital requirements. On April 12, 2002, the balance due on the credit line, which was $1,927,000 on that date, was paid off by the issuance of 9,307,811 shares of common stock in the Company. The number of shares of common stock issued were determined based upon fair value on the date of exchange, and accordingly, no gain or loss was required to be reported. As of September 30, 2002, the credit line had again been used and a total of $1,097,000 is owed on this credit line as of that date. Borrowings during the nine month period ended September 30, 2002 amounted to $1,379,000.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

NOTE 10 - CAPITAL TRANSACTIONS

Common stock-based compensation
-------------------------------

The Company issued 3,898,000 shares common stock to officers and directors during the nine month period ended September 30, 2002 valued at $2,242,000.

Common stock issued to consultants
----------------------------------

The Company issued stock to consultants for work performed in connection with the purchase and sale of real estate development projects, for financial services, and investor relations work on behalf of the Company. The chart which appears below shows the shares issued and the value of the stock on the date of issue:

Purpose for                   Shares             Value of shares
issuing stock                 issued             on date of issue
-------------                --------            -----------------

Assistance with sale of
Friendly Bear/Pecos Russell 3,500,000               $   770,000

Assistance with development
of Oasis Planned Urban
Development                 5,200,000                   520,000

Investor Relations          4,900,000                   485,000

Assistance with sale of
Mexican properties          7,525,000                 2,062,000
                           ----------               -----------
Total:                     21,125,000               $ 3,837,000
                           ==========               ===========

The shares issued in connection with the sale of Friendly Bear Plaza, Inc., P/R Business, Inc. and Senior Care International, S.A. de C.V. were not commission-based transactions and thus are reflected as operating costs.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 10 - CAPITAL TRANSACTIONS, CONTINUED

Common stock issued in payment of debt
--------------------------------------

As discussed in Note 7, on April 12, 2002, the Company's board of directors authorized a related party to convert $1,927,000 into 9,307,811 shares of common stock. The number of shares of common stock issued were determined based upon fair value on the date of exchange, and accordingly, no gain or loss was required to be reported.

On July 26, 2002, the Company entered into an agreement with Oasis International Corporation under the terms of which U.S. West Homes agreed to issue common stock to pay debt owed by U.S. West Homes to Oasis. The amount of the debt which was retired totaled $7,377,000 and had been a mortgage obligation owed on the Oasis Planned Urban Development project in Nevada. A total of 82,487,369 shares of common stock were issued to retire $7,836,000 in debt which included accrued interest of $459,000. The amount of interest which was paid was negotiated with the creditor. The shares issued by the Company are subject to a mandatory redemption feature if the Company fails to achieve certain goals by July 26, 2003. Accordingly, the shares of common stock is reflected as real estate liabilities and not included in stockholders' equity until the mandatory redemption clause is removed. Also, these shares are subject to an irrevocable proxy for a period of three years which requires the shares to vote at shareholder meetings with the majority thus assuring that current control of the Company is maintained. Interest does not accrue on this note if the stock is not redeemed.

Furthermore, under the terms of the contract with Oasis entered into at the time of the purchase of the property, U.S. West Homes was obligated to pay a monthly consulting fee of $26,000 beginning January 1, 2002 through July 31, 2003 to Douglas Hoyt for planning and development work on the Oasis project. On July 26, 2002, the Company issued 5,200,000 shares of common stock to this consultant in lieu of the cash payment requirements which were required by the agreement. The value of those shares on the date of issue was $0.10 per share and a total of $520,000 will be expensed for this engagement. This issuance of stock to Douglas Hoyt retires the obligation which the Company had to him which would have continued through July of next year.


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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 10 - CAPITAL TRANSACTIONS, CONTINUED

Preferred Stock
---------------

As of September 30, 2002, there were 1,050,000 shares of Series F preferred stock issued and outstanding, 39,821 shares of Series G preferred, 540,000 shares of Series J preferred and 100,000 shares of Series K preferred. The changes in preferred stock outstanding which occurred during the nine month period ended September 30, 2002 are set forth below.

Series G Preferred
------------------

The following table shows the number of Series G preferred shares outstanding as of December 31, 2001, the number of shares issued during the year through September 30, 2002 and the number of shares converted from Series G preferred to common:

Series G preferred shares outstanding as of December 31, 2001             2,629
Shares issued through September 30, 2002                                 37,708
Shares converted to common stock through September 30, 2002                (516)
                                                                     ----------
Share balance as of September 30, 2002                                   39,821

Series J Preferred
------------------

A total of 60,000 shares of Series J preferred were converted to 13,000,000 shares of common stock during the period.

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

U.S. West Homes has developed the following segment information, the first being from commercial rental properties sold, consisting of Broadway-Acacia, Pecos Russell Business Center and Friendly Bear. These operations are reflected in the accompanying consolidated financial statements as discontinued in accordance with the adoption of SFAS 144 and Accounting Principles Board Opinion No.30. The second reporting segment is the manufacturing operations of Noble.

The loss from rental operations discontinued for the nine-month periods ended September 30, 2001, as restated, and September 30, 2002, are as follows:

                                   Nine months ended September 30
                                     2001                2002
                                   as restated
                                 -------------       ------------

Rental Income                      $  646,000        $    206,000
Less: Operating expenses              333,000              99,000
      Depreciation                    186,000              95,000
      Interest                        365,000             177,000
                                 -------------       ------------
Loss attributable to rental
 discontinued operations           $ (238,000)       $   (165,000)
                                 =============       ============

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Rental income and expenses for the nine months 2001 include equipment rental income and expenses.

Broadway-Acacia was sold to a related party at a loss of $709,000 in May 2001. Pecos Russell and Friendly Bear were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of Career Worth.

Discontinued operations, continued
----------------------------------

At the time of the April 25, 2002 transaction involving the sale of the stock which U.S. West Homes held in P/R Business, Inc. which is the owner of the Pecos Russell Business Center, U.S. West Homes obtained a total of 3,100,000 shares of Career Worth, Inc. restricted common stock and $250,000 in cash which was to be paid within 90 days of the sale. The 90 day period expired on July 26, 2002 and an additional extension was granted by U.S. West Homes for 90 days to October 26, 2002 to pay the money. The value of the Career Worth stock on the date of the closing of the sale was set for purposes of the contract at $1.00 per share. Should the bid price of that stock fall in value below the $1.00 per share amount at any time within the next year, then the seller must compensate Senior Care in additional stock for the loss of stock value in the transaction. It should be noted that the actual bid price of Career Worth on April 25, 2002, the closing date, was $2.67. However, the price of $1.00 was agreed to between the parties based upon the fact that Career Worth has a limited operating history, limited liquid assets and the agreement's make-up share provision which gives U.S. West Homes asset protection by requiring additional shares if the bid price falls below $1.00 during the next year.

In the other transaction, U.S. West Homes sold its interest in Friendly Bear Plaza, Inc. to the same buyer and obtained 1,100,000 additional shares of stock in Career Worth and an additional $250,000 cash payment in 90 days from the date of closing. The 90 day period expired on July 26, 2002 and an additional extension was granted by U.S. West Homes for 90 days to October 26, 2002 to pay the money. Again, as in the other transaction, should Career Worth stock fall in value below the bid price on the date escrow closed at any time within the next year, then the seller must compensate U.S. West Homes in additional stock for the loss of stock value in the transaction.

The following table shows U.S. West Homes's net carrying value for these properties on March 31, 2002 which was the last date for which U.S. West Homes has reported the carrying value of these properties, the amount of loans assumed by the buyer from U.S. West Homes and the stock value of Career Worth, Inc. common stock assigned by the contract plus the deferred cash portion:

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Manufacturing Operations
------------------------

Revenues and expenses incurred in connection with the Noble manufacturing operations are as follows:

                                         Three months ended Sept. 30,      Nine months ended Sept. 30,
                                       ------------------------------    -------------------------------
                                           2001              2002            2001              2002
Net sales                              $  1,060,000      $  1,119,000    $  3,705,000       $  3,564,000
Cost of sales                               888,000           841,000       3,094,000          2,755,000
                                       ------------      ------------    ------------       ------------
  Gross profit                              172,000           278,000         611,000            809,000

Selling and marketing expenses               47,000            64,000         213,000            212,000
General and administrative expenses         250,000           203,000         594,000            566,000
                                       ------------      ------------    ------------       ------------
Total expenses                              297,000           267,000         807,000            778,000
                                       ------------      ------------    ------------       ------------
Net profit (loss)                      $   (125,000)     $     11,000    $   (196,000)     $      31,000
                                       ============      ============    ============       ============


Real estate sales
-----------------

Revenue and expense incurred from sales of real estate inventory are reported below. The Company had sales at its Evergreen Manor II condominium development which are reported here.

                                        Three months ended Sept. 30,       Nine months ended Sept. 30,
                                       ------------------------------    -------------------------------
                                           2001              2002            2001              2002
Net sales                              $ 2,986,000       $          -    $  4,172,000       $          -
Cost of sales                            2,918,000                  -       4,006,000                  -
                                       ------------      ------------    ------------       ------------
  Gross Profit                         $    68,000       $          -    $    166,000       $          -
                                       ============      ============    ============       ============

Late in 2001, a dispute arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first nine month period of 2002. It left a total of 22 condominium units unsold. In order to force the general contractor to a reasonable settlement, the limited liability company filed a petition under Chapter 11 of the Bankruptcy Code on July 2, 2002. Immediately following the filing, the general contractor agreed to a settlement and further agreed to cooperate with the limited liability company. As a result, the sales program has again commenced operations. Since the end of the quarter ended September 30, 2002, sales have resumed, two sales have closed and one is in escrow.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 12 - MANAGEMENT'S PLANS, CONTINUED

As of the date of this quarterly report, the Company has received a commitment for a construction loan on its project in San Jacinto. However, the Company has not yet accepted that commitment. If U.S. West Homes does not accept this commitment and is unable to find another loan that is not acceptable to the Company or is unable to obtain a suitable loan, this would seriously impact U.S. West Homes's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, U.S. West Homes could sell the projects to others and would not suffer material losses due to the enhancements to the value of those projects which U.S. West Homes has already completed such as the recording of a plot map, completion of engineering and plan approvals.

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

The company has the ability to borrow up to a maximum of $3,500,000 from a related party, Richfield Financial which is controlled by Mervyn A. Phelan, Jr., the son of the Chief Executive Officer of the Company. Management has received confirmation from Richfield Financial that it has cash and liquid securities on hand and available for the immediate use of U.S. West Homes totaling $921,000.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES,INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENTS

Issuance of common stock after September 30, 2002
-------------------------------------------------

Since September 30, 2002, the Company has issued common stock to pay off debt and to consultants as follows:

Purpose for                   Shares             Value of shares
issuing stock                 issued             on date of issue
-------------                --------            -----------------

To pay off debt               24,474,190         $  734,000

Finders fees on Mexican
Transaction                    4,000,000            120,000

Consulting services on
Mexican transaction              500,000             15,000

Investor relations             2,500,000             75,000

General consulting fees        2,500,000             75,000

Professional fees              2,000,000             40,000
                              ----------          ---------
Total:                        35,974,190         $1,059,000

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

U.S. West Home's Business Model
-------------------------------

U.S. West Homes is dedicated to building affordable housing mainly for senior citizens and in some instances for the general public. Currently, U.S. West Homes has projects under development in Southern California and in Las Vegas, Nevada.

U.S. West Homes also owns Noble Concepts, a manufacturer of high-quality "Craftsman Mission" furniture which is distributed throughout the United States to a variety of furniture retailers. U.S. West Homes also utilizes Noble to furnish its models and homes.

On occasion, the Company invests in, develops and manages office malls and strip malls. U.S. West Homes's primary business is the development of for-sale and rental, independent living communities for active seniors. In the future, U.S. West Homes may enter into the development of assisted living centers for seniors.

In May of this year, the Company sold its stock in Senior Care International, S.A. de C.V. to Mexican nationals. That company owns contracts for deeds to real property in Mexico. U.S. West Homes intends to assist the present shareholders of Senior Care International to obtain title to those properties. Most likely, an arbitration proceeding or proceeding in the Mexican courts may be required to complete the transfers.

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

Valuation of long-lived and intangible assets

We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method or fair value. If these forecasts are not met, we may have to record additional impairment charges not previously recognized. The most significant intangible asset are the notes receivable which are owed by Senior Care International to the Company. Whether the Company can expect payment on the notes when due is dependent upon whether the present owners of Senior Care International will be able to obtain title to the properties represented by the contracts for deed owned by Senior Care International. We must rely on Mexican counsel to give us both an estimate of the time it will take to obtain title. Presently, that time estimate is dependent upon whether the Mexican courts or arbitrators will act soon enough to allow the properties to be transferred and developed within the four year term of the notes receivable.

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

Investments in securities
-------------------------

On April 16, 2002, U.S. West Homes purchased 3,000,000 shares of Stem Genetics, Inc. in return for 3,000,000 shares of U.S. West Homes common stock valued at $870,000 on the date of purchase. Stem Genetics is involved in medical research specializing in the research of blood stem cells to provide protections to the body's immune system and to discover new therapies for cancer, diabetes and human longevity. Stem Genetics has filed an SB-2 Registration Statement to register the sale of Shares pursuant to a 504 offering. However, no filing with the Securities & Exchange Commission has occurred since August 2, 2002. Management is carefully Following the actions of the management of Stem Genetics, has discussed with them in considerable detail the plans of Stem Genetics management and has requested and received an update of that company's product development. We are informed that they are completely on track to begin major product development early next year and have already obtained a portion of their required financing. If within the next three months, no action is taken to move toward public trading of the stock in Stem Genetics, management of U.S. West Homes will enter into serious impairment Considerations.

Sales of assets
---------------

On April 25, 2002, two subsidiary corporations of U.S. West Homes were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of Career Worth, Inc. ("Career Worth"), a public company traded on the over-the-counter bulletin board under the symbol "CRWO."

U.S. West Homes did this primarily to further consolidate its operations and holdings so that the company can concentrate on its core business of developing homes for seniors. The two sales disposed of Pecos Russell Business Center, an executive office building in Las Vegas, Nevada and Friendly Bear Plaza, a shopping strip mall, also in Las Vegas, Nevada. Both of these properties were being held for rental income. The business of holding properties for rental income is not U.S. West Homes's core business and no longer fits its strategy of developing commercial complexes only when they are a part of a larger planned urban development project.

A complete report of this sale transaction can be found in Note 11 to the Financial Statements herein above.

On May 29, 2002, U.S. West Homes entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The sale price was $70,229,055 U.S. payable in four (4) years. The carrying value of the contracts for deed held by Senior Care International was $32,972,000 at the time of sale. Because we have a continuing interest to support arbitration and/or litigation efforts, to assist in financing and to advise with regard to the development of the properties, the carrying value of the notes receivable has been adjusted to mirror the former carrying value of the contracts for deed.

Additionally, an amount of up to 8% of the purchase price will be paid in a combination of cash and stock to various entities who assisted in the transaction.

Impairment considerations
-------------------------

Management meets at least quarterly to review the Company's real estate and other assets to determine whether there should be any adjustment in the carrying value of those assets and to determine future discounted cash flows or fair value as may be appropriate under the circumstances.

There a number of assets which management must evaluate each time this process is performed. The assets include the stock held in Stem Genetics, Inc., stock held in Career Worth, Inc., the value of the Company's membership interest in Delran Associates, LLC and the notes receivable which are owed to the Company by Senior Care International. Management determined that as of the end of the quarter ended September 30, 2002 and based upon information which management received from Stem Genetics, Inc., from Career Worth, Inc. and from counsel in the on-going litigation with respect to the Company's membership interest in Delran Associates and litigation with regard to the contracts for deed owned by Senior Care International, which information management deems reliable, and further, based upon information which management has received since the end of that quarter, that the carrying value of those assets should not be changed at this time. However, management will carefully monitor each of these investments to determine whether an impairment may, never the less, be warranted as of December 31, 2002.

Stem Genetics is presently a privately held company which has filed an SB-2 Registration Statement to register a private offering of stock to the public at $1.00 per share. No filing with the Securities & Exchange Commission has been made since August 2, 2002. However, in light of information received from management of that company, management of U.S. West Homes has concluded, at least temporarily, that the present carrying value of $870,000 on the 3,000,000 shares of stock should not be impaired.

We also hold 4.2 million shares of Career Worth common stock which is traded in the over the counter bulletin board market and has recently suffered substantial price declines. The stock declined from an average bid price of approximately $3.00 per share in April of 2002 when U.S. West Homes accepted the stock to an average bid price over the last month of between $0.06 and $0.05 per share. Even though the contracts under which we accepted payment for the sale of stock in Friendly Bear Plaza, Inc. and P/R Business, Inc. calls for an adjustment in April of 2003 which could result in more shares being issued to us because the stock has fallen on the market, management of U.S. West Homes did not consider this fact sufficient to keep them from impairing the carrying value of the asset. After reviewing Career Worth's most recent quarterly report and based upon the fact that it has 28,250,417 shares outstanding and a reported shareholder equity of only $1,673,262, management of U.S. West Homes determined that it should reduce the carrying value of Career Worth stock from $4,200,000 or $1.00 per share to $220,000 or $.05 per share.

As to the other investments, in Delran and in the notes receivable from Senior Care International, management is closely monitoring counsel and will make a determination at years' end as to whether any impairment is required based upon the status of litigation at that time.

Results of operations
---------------------

The results of operations of the Company for the three month period ended September 30, 2001, as restated, compared to the three month period ended September 30, 2002 are discussed below as are the results for the nine-month period ended September 30, 2001, as restated, compared to September 30, 2002 and the financial statements concerning operations for those periods which appeared herein above.

Revenues
--------

During the three month period ended September 30, 2001, U.S. West Homes received income from real estate sales, equipment rental and commercial real estate rentals as well as income from its manufacturing operations. Likewise, during the nine month period ended September 30, 2001, revenues came from the same sources. During the three month period ended September 30, 2002, U.S. West Homes received income from commercial real estate rentals and furniture sales from its manufacturing operations. Likewise, during the nine month period ended September 30, 2002, revenues came from the same sources. There were no real estate sales of U.S. West Homes developed real estate during that period.

For the three month period ended September 30, 2001, as restated, we realized furniture sales of $1,060,000 as compared to sales for the three month period ended September 30, 2002 of $1,119,000. Income from condominium sales for the three month period ended September 30, 2001 totaled $2,986,000. There were no condominium sales during the three month period ended September 30, 2002. The reason there were no sales during this period was as a result of a dispute which arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first nine-month period of 2002. It left a total of 22 condominium units unsold. The dispute has now been resolved and sales again commenced during the fourth quarter of 2002.

For the nine-month period ended September 30, 2001, as restated, we realized furniture sales of $3,705,000 as compared to sales for the nine month period ended September 30, 2002 of $3,564,000. Condominium sales for the nine month period ended September 30, 2001 totaled $4,172,000. There were no condominium sales during the nine month period ended September 30, 2002 for the reasons noted above.

Cost of goods sold
------------------

For the three month period ended September 30, 2001 the cost of goods sold was $888,000 from our furniture manufacturing operations or 84% of adjusted gross sales as compared to $841,000 for the three month period ended September 30, 2002 which equaled a total of 75% of gross sales.

For the nine month period ended September 30, 2001, the cost of goods sold was $3,094,000 or 84% of adjusted gross sales as compared to $2,755,000 for the nine month period ended September 30, 2002, which equaled a total of 77% of gross sales from our furniture manufacturing operations.

Selling, general & administrative expenses
------------------------------------------

Sales and marketing expenses for our manufacturing operation for the three month period ended September 30, 2001 was $47,000 as compared to $64,000 for the three month period ended September 30, 2002. General and administrative expenses were $250,000 for the three month period ended September 30, 2001 as compared to $203,000 for the three month period ended September 30, 2002.

Sales and marketing expenses for the nine month period ended September 30, 2001 totaled $213,000 as compared to $212,000 for the nine month period ended September 30, 2002. Noble Furniture had administrative costs of $594,000 for the nine month period ended September 30, 2001 as compared to $566,000 for the nine month period ended September 30, 2002.

Stock based compensation
------------------------

During the nine month period ended September 30, 2002, the Company issued 3,898,000 shares of common stock as stock based compensation to officers, directors and employees with a value of $2,242,000 based upon the market price for those shares on the date of issue. Additionally, the Company issued 21,125,000 shares of common stock to consultants in lieu of cash compensation with a value of $3,837,000. 3,500,000 of those shares were issued in connection with the sale of Friendly Bear Plaza, Inc. and P/R Business, Inc. with a market value of $770,000 on the date of issue. 5,200,000 shares with a value of $520,000 was issued in connection with the development of the Oasis Planned Urban Development, 4,900,000 were issued for investor relations with a value of $485,000, and 7,525,000 shares with a value of $2,062,000 in connection with the sale of Mexican properties.

Interest expense
----------------

Interest expense totaled $166,000 for the quarter ended September 30, 2001 as compared to $1,599,000 for the quarter ended September 30, 2002. For the nine month period ended September 30, 2001, interest expense totaled $952,000 as compared to an interest expense of $2,061,000 for the nine month period ended September 30, 2002.

Net loss
--------

U.S. West Homes had a net loss on continuing operations for the quarter ended September 30, 2001 of $1,402,000 as compared to a loss of $6,147,000 for the quarter ended September 30, 2002. The loss was higher for the quarter ended September 30, 2002 for two reasons, first, a substantial increase in interest expense and second, the loss in carrying value of marketable securities which added $3,980,000 to the loss from continuing operations.

The net loss on continuing operations for the quarter ended September 30, 2001 was $0.09 per share based upon a weighted average of 15,375,044 common shares outstanding, both basic and diluted. The net loss on continuing operations for the quarter ended September 30, 2002 was $0.14 per share, based upon a weighted average of 42,997,972 common shares outstanding, both basic and diluted.

The net loss on continuing operations for the nine month period ended September 30, 2001 was $16,804,000 as compared to a net loss of $12,429,000 for the nine month period ended September 30, 2002. This resulted in a net loss per share, both basic and diluted of $1.52 for the nine month period ended September 30, 2001 based upon a weighted average of 11,065,940 shares outstanding, both basic and diluted as compared to a net loss of $ 0.20 per share, both basic and diluted, for the nine month period ended September 30, 2002 based upon a weighted average of 62,472,398 shares outstanding, both basic and diluted.

When the loss on continuing operations is combined with the gain or loss from discontinued operations, then the following picture is shown. The net loss on discontinued operations for the nine month period ended September 30, 2001 was $947,000 as compared to a gain of $792,000 for the same period ended September 30, 2002. This translates into a loss for the nine month period ended September 30, 2001 of $0.08 per share basic and diluted as compared to a gain of $0.00 per share for the period ended September 30, 2002 per share, basic and diluted.

Liquidity and capital resources
-------------------------------

To date, we have funded our capital requirements for our current operations from cash obtained from real estate construction loans and from equity lines of credit, some of which are from related parties, which the Company has available.

Net cash used by operating activities totaled $1,731,000 for the nine month period ended September 30, 2001 as compared to net cash provided by operating activities of $761,000 for the nine month period ended September 30, 2002.

Net cash provided by investing activities totaled $(174,000) for the nine month period ended September 30, 2001 as compared to cash used by investing activities of $(618,000) for the nine month period ended September 30, 2002.

Net cash provided by financing activities totaled $1,727,000 for the nine month period ended September 30, 2001 as compared to net cash used by financing activities of $186,000 and for the nine month period ended September 30, 2002.

Net cash paid for interest not including interest paid which was capitalized totaled $1,812,000 for the nine month period ended September 30, 2001 as compared to $1,300,000 for the nine month period ended September 30, 2002.

Also, for the nine month period ended September 30, 2001, the Company disclosed non-cash transactions in which it issued preferred stock with a market value on the date of issue of $32,309,000. For the nine months ended September 30, 2002, the Company disclosed non-cash investing and financing activities in which it received promissory notes totaling $500,000 from the sale of Friendly Bear and Pecos Russell and $32,309,000 from the sale of stock in Senior Care International. We also issued common stock in conversion of notes payable to related parties totaling $1,926,000, issued stock for an investment in Stem Genetics with a value of $870,000 and issued common stock for cancellation of the Oasis PUD mortgage note of $7,377,000 plus accrued interest of $459,000.

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

Flamingo 55

The Flamingo 55 project was purchased by the Company with approved plans and is the last phase of a pre-existing housing development project in Las Vegas. Earlier portions of the subdivision had been developed by Adama, a regional developer in the Las Vegas area who had been active in that market for over the last 15 years. U.S. West Homes purchased the plans when it purchased the property, those plans having been developed by Adama's architects and engineers. Earlier this year, Adama filed for protection under the Bankruptcy Code and is being liquidated. The Adama bankruptcy caused delays in plan processing due to the inability of U.S. West Homes to obtain information from Adama architects and engineers. U.S. West Homes has now engaged its own architects and engineers to redraft and resubmit the plans to local authority. Also, U.S. West Homes discovered that Adama failed to include a contiguous lot which had originally been part of the package to U.S. West Homes. This lot had been lost by Adama to a tax sale. The lot is necessary to full development of the project and the Company is presently purchasing that lot.

Signature Apartments

U.S. West Homes has listed the Signature Apartment site for sale. The Company concluded after a complete analysis of the market in the area that we should not attempt to develop this project. We found that the market for senior apartments in this area is presently soft and that in order to develop the land, we would be required to completely redesign the project. The cost of the redesign was not, in our opinion, warranted in the present market circumstances.

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

Evergreen Manor II

During the second quarter, a dispute arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first nine month period of 2002. It left a total of 22 condominium units unsold. In order to force the general contractor to a reasonable settlement, the limited liability company filed a petition under Chapter 11 of the Bankruptcy Code on July 2, 2002. Immediately following the filing, the general contractor agreed to a settlement and further agreed to cooperate with the limited liability company. As a result, the sales program has again commenced operations. As of the date of this report, two sales have closed, one is in escrow and a rejuvenated sales program is currently proceeding with the full cooperation of the primary lenders and the general contractor.

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

U.S. West Homes attempts to purchase land in exchange for stock, either common or preferred or, in certain circumstances, a combination of both. In these instances there may be no requirement for cash other than for entitlements which may need to be done either prior to the taking of title or after we secure title. When there is a need for cash, then we anticipate raising that cash by the formation of a limited partnership where the limited partners will receive an equity participation in the ownership of the project in exchange for cash. U.S. West Homes or its subsidiary acts as the general partner in these transactions and would normally hold a controlling interest in the partnership. Monies invested in these partnerships is used for the purchase of land and securing of entitlements when necessary.

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

Also, the company has an equity line with Richfield Financial, a company which is owned and controlled by Mervyn A. Phelan, Jr., the son of U.S. West Homes's chairman and Chief Executive Officer. As of March 31, 2002, U.S. West Homes had taken a total of $2,002,000 against that credit line. However, in April, this credit line was paid in full by the issuance of common stock in lieu of cash payment. Thus, the entire credit line was renewed and remains available. The company has the ability to borrow up to a maximum of $3,500,000. Management has received confirmation from M & A Underwriters that it has cash and liquid securities on hand and available for the immediate use of U.S. West Homes totaling $921,000.

As of the date of this quarterly report, the Company has received a commitment for a construction loan on its project in San Jacinto. However, the Company has not yet accepted that commitment. If U.S. West Homes does not accept this commitment and is unable to find another loan that is not acceptable to the Company or is unable to obtain a suitable loan, this would seriously impact U.S. West Homes's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, U.S. West Homes could sell the projects to others and would not suffer material losses due to the enhancements to the value of those projects which U.S. West Homes has already completed such as the recording of a plot map, completion of engineering and plan approvals.

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

Noble Furniture leases
----------------------

The Company has an equipment lease on equipment used by Noble Furniture requiring payments of $320 per month which expired in July, 2002.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Lawsuit against Delran
----------------------

U.S. West Homes is seeking in a court action to partition Delran Associates, LLC and distribute the assets to the members. We are seeking 45% of the assets of the limited liability company. U.S. West Homes believes based upon information which has been gathered from counsel for the parties and from depositions that there is a fund of $2,000,000 in cash and a valid contract to sell the balance of the property owned by the limited liability company which will bring proceeds of $5,000,000 when the sale closes. Thus, U.S. West Homes's 45% interest would have a present value of 45% of $7,000,000 or $3,150,000. However, U.S. West Homes believes that a more realistic evaluation due to the pending litigation is $2,000,000.

In that litigation, which is in the United States Bankruptcy Court in New Jersey, U.S. West Homes's predecessor in interest of our membership interest in Delran, Willy Farah, filed for protection under the Bankruptcy Code [11 U.S.C.
Section 101, et. seq.] and a lawsuit was filed by the trustee in that case seeking a turnover of the stock in U.S. West Homes which the bankrupt debtor received for the sale of the Delran interest. A total of 26,667 shares of Senior Care common stock, in the name of the debtor's wife and a company which she controlled, were turned over to the trustee during 2001. The trustee also seeks to unravel the transaction between Farah and U.S. West Homes seeking a turnover of U.S. West Homes's membership interest in Delran because the trustee alleges the transfer took place shortly before bankruptcy was filed and within the time which a trustee may unwind the transaction. U.S. West Homes contends that it was a bona fide purchaser for fair value and thus, not subject to the trustee's right to unwind the transaction.

This lawsuit seeks to liquidate and distribute the assets of Delran to all of the persons and entities who are properly entitled to the money coming from these assets. No one seeks any damage award against U.S. West Homes. It is too early to establish what amount U.S. West Homes may obtain once this litigation is concluded. U.S. West Homes expects to expend approximately $50,000 in legal fees on this matter of which approximately $25,000 had already been expended as of December 31, 2001.

Lawsuit against Rent USA
------------------------

On July 31, 2001, U.S. West Homes brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased rock crushing equipment to U.S. West Homes that were being operated by Rent USA's subsidiary, Equip USA. This action entitled Senior Care Industries, Inc. v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, and conversion against various defendants. Defaults have been entered against certain individual defendants. Discovery is on going as to those defendants who were not defaulted. U.S. West Homes agreed to dismiss the case as against two defendant who, after investigation, U.S. West Homes found were not involved in the Rent USA alleged frauds.

At about the same time, Citicapital, the lessor of the rock crushing equipment sued U.S. West Homes for a deficiency which resulted following the sale of the equipment. That lawsuit has been consolidated with the action brought by Senior Care against Kaplan, et al.

U.S. West Homes claims that any loss which it may suffer as a result of the deficiency assessed by Citicapital should be assessed against Rent USA, Equip USA and its officers, directors and the lessor, itself, Citicapital, who should assume a part of the liability due to kickbacks which were built into the lease by sales personnel of the lease company and constituted a fraud against Senior Care thus resulting in the deficiency.

U.S. West Homes believes that it ultimately may be required to become responsible for a payment of $300,000 and therefore developed a contingency reserve in that amount and charged this amount against income during 2001.

U.S. West Homes does not expect any special attorneys fees in relation to this litigation as it is being handled by corporate counsel in house.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  99.1 CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      REPORTS ON FORM 8-K

                  The following Reports on Form 8-K were filed during the quarter ended September 30, 2002 or after that time but before the filing of this quarterly report:

                  1. An 8-K Report filed on October 24, 2002 reporting an adjustment to the carrying value of assets of the company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. West Homes, Inc.
                                    ----------------------------

Date: November 15, 2002             /s/ Mervyn A. Phelan, Sr.
                                    ----------------------------
                                    Mervyn A. Phelan, Sr.
                                    Chief Executive Officer