Form 10QSB/A
period 2002-03-31
US WEST HOMES INC
filed 2003-01-02
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                  FORM 10-QSB/A
                                 Amendment No. 2

This amendment is being filed to comport with the amendments made to the Annual Report on Form 10-KSB/A, Amendment No. 2, filed on November 25, 2002.

                                   -----------
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002
                                            -------------

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

Item 2. No change

PART 11- OTHER INFORMATION

Item 1. No change

Item 2. No change

Item 3. No change

Item 4. No change

Item 5. No change

Item 6. No change

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

Unaudited consolidated statements of stockholders' equity for
the three months ended March 31, 2002                                  F - 5

Unaudited consolidated statement of cash flows for the three-month
periods ended March 31, 2002 and March 31, 2001, as restated           F - 6

Notes to consolidated financial statements                       F - 7 to F - 20

                          SENIOR CARE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                  March 31, 2002
                                                  --------------

Manufacturing Assets:
 Current assets:
  Cash                                            $     39,000
  Accounts receivable, net of allowance
  for doubtful accounts of $38,000                     529,000
  Inventory                                            523,000
                                                  -------------
    Total current assets                             1,091,000

 Property and equipment, net of
  accumulated depreciation of $279,000                 754,000
 Goodwill (Note 2)                                     624,000
 Customer lists, net of accumulated
  amortization of $157,000 (Note 2)                    272,000
 Other assets                                           36,000
                                                  -------------
Total manufacturing assets                           2,777,000
                                                  -------------
Real Estate Assets:
 Equity investment held
 for liquidation (Note 1)                            2,000,000
 Real estate (Note 3):
  Real estate inventory                              3,576,000
  Held for development                              30,277,000
  Contracts for deed                                32,472,000
 Other assets                                          109,000
                                                  -------------
Total Real Estate Assets                            68,434,000
                                                  -------------
Net assets of discontinued operations
 (Notes 11 and 12)                                   3,414,000
                                                  -------------
TOTAL ASSETS                                      $ 74,625,000
                                                  =============

continued

                          SENIOR CARE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEET, CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31, 2002
                                               --------------

Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     417,000
  Accrued liabilities                                  22,000
  Notes payable                                       410,000
  Other current liabilities                           396,000
                                                --------------
Total manufacturing liabilities                     1,245,000
                                                --------------
Real Estate Liabilities:
 Accounts payable                                     116,000
 Accrued interest                                     344,000
 Note payable to related party (Note 6)             2,355,000
 Mortgage notes payable (Note 4)                   12,961,000
 Note payable                                         700,000
 Other current liabilities                             83,000
                                                --------------
Total Real Estate Liabilities                      16,559,000
                                                --------------
TOTAL LIABILITIES                                  17,804,000
                                                --------------

STOCKHOLDERS' EQUITY:
All classes - shares authorized, 110,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                           -
 Series B preferred stock,
  none issued and outstanding                               -
 Series D preferred stock,
  none issued and outstanding                               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  Outstanding                                           1,000
 Series G convertible preferred stock
 3,163 shares issued and outstanding                        -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding                 1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding                      -
 Common stock, 23,972,269 shares issued
  and outstanding (Notes 9 & 12)                       24,000
 Additional paid-in capital                        89,701,000
 Accumulated deficit                              (32,906,000)
                                                 -------------
Total stockholders' equity                         56,821,000
                                                 -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   74,625,000
                                                 =============

See notes to consolidated financial statements

                          SENIOR CARE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended
                                                            March 31,
                                                      2001             2002
                                                   as restated      as restated
                                                  -------------   -------------
Revenues:
 Real estate sales                                           -                -
 Furniture sales                                 $   1,394,000   $    1,122,000
                                                --------------   --------------
Total revenues                                       1,394,000        1,122,000
                                                --------------   --------------
Cost of revenues:
 Real estate sales                                           -                -
 Furniture sales                                     1,158,000          844,000
                                                --------------   --------------
Total cost of revenues                               1,158,000          844,000
                                                --------------   --------------
Gross profit                                           236,000          278,000
                                                --------------   --------------
Operating expenses:
 Sales and marketing                                    80,000           97,000
 General and administrative                            413,000          429,000
 Stock-based compensation                           13,972,000        2,617,000
                                                --------------   --------------
Total operating expenses                            14,465,000        3,143,000
                                                --------------   --------------
Loss from operations                               (14,229,000)      (2,865,000)

Other expense:
 Interest expense                                      326,000          273,000
 Loss on settlements                                    41,000                -
                                                --------------   --------------
Total other expense                                    367,000          273,000
                                                --------------   --------------
Loss from continuing operations                    (14,596,000)      (3,138,000)

Loss from discontinued operations
 net of income taxes of $0                             (44,000)        (117,000)
                                                --------------   --------------
Net Loss                                        $  (14,640,000)  $   (3,255,000)
                                                ==============   ==============

Basic & diluted loss per share:
 Loss from continuing operations                       $(5.17)          $(0.14)
 Loss from discontinued operations                      (0.02)               -
                                                       ------           ------
 Net loss:                                             $(5.19)          $(0.14)
                                                       ======           ======
Basic and diluted weighted average number of
 common shares outstanding                           2,822,991       22,969,491
                                                ==============   ==============

See notes to consolidated financial statements


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the three month period ended March 31, 2002

                                                                       Additional                             Total
                               Preferred stock      Common stock         paid-in      Accumulated          Stockholders'
                              Shares     Amount   Shares     Amount      capital        Deficit               Equity
------------------------------------------------------------------------------------------------------------------------
Balances as of
 December 31, 2001         1,702,629     $2,000   20,447,269  $20,000   $ 87,088,000   $(29,651,000)       $57,459,000

Common stock issued for
 for employment services           -          -    3,300,000    4,000      2,471,000                         2,475,000

Common stock issued
 for consulting services           -          -      225,000        -        142,000                           142,000

Net Loss                                                                                 (3,255,000)        (3,255,000)
                         ----------------------------------------------------------------------------------------------
Balances as of
 March 31, 2002            1,702,629     $2,000   23,972,269  $24,000   $ 89,701,000   $(32,906,000)       $56,821,000
                          =============================================================================================

See notes to consolidated financial statements

                                       F-5



                               SENIOR CARE INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================================

                                                                  Three Months Ended
                                                           March 31, 2001  March 31, 2002
                                                            As restated       as restated
                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                 $   (14,640,000)  $   (3,255,000)
Adjustments to reconcile net loss to
 net cash used in operating activities of
 continuing operations:
  Loss from discontinued operations                               44,000          117,000
  Depreciation                                                    75,000           62,000
  Issuance of common stock for services                       13,972,000        2,617,000
  Issuance of common stock for settlement                         41,000                -
  Issuance of common stock for expenses                           17,000                -
 Changes in operating assets and liabilities:
    Accounts Receivable                                           (6,000)        (104,000)
    Inventory                                                    (82,000)         (38,000)
    Prepaids and others                                          (25,000)          96,000
    Accounts payable                                              51,000          (66,000)
    Accrued expenses                                             193,000          374,000
    Unearned revenue                                              38,000                -
    Other current liabilities                                    (31,000)         (73,000)
                                                        ----------------   --------------
      Net cash used in operating activities             $       (353,000)  $     (270,000)
                                                        ----------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property held for development                           $        (76,000)        (122,000)
 Increase in other assets                                         26,000         (125,000)
                                                        ----------------   --------------
      Net cash used in investing activities             $        (50,000)  $     (247,000)
                                                        ----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable to related parties          $        201,000          437,000
 Net borrowings from commercial credit line                      (92,000)          19,000
 Proceeds from real estate loans                               1,417,000           36,000
 Payments on real estate loans                                (1,327,000)         (21,000)
                                                        ----------------   --------------
      Net cash provided by financing activities         $        199,000   $      471,000
                                                        ----------------   --------------

Net cash provided by (used in) discontinued operations           167,000          (47,000)

Net increase (decrease) in cash                                  (37,000)         (93,000)
Cash at beginning of period                                       74,000          132,000
                                                        ----------------   --------------
Cash at end of period                                   $         37,000   $       39,000
                                                        ================   ==============
Supplemental disclosure of cash flow information-
  Cash paid during the period for
  interest, net of amounts capitalized                  $        161,000   $      170,000
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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002

NOTE 3 - REAL ESTATE

Real estate consists of the following as of March 31, 2002:

                                                   March 31,
                                                     2002
                                                 -------------
Real estate inventory-
  Evergreen Manor                                $  3,576,000
                                                 =============

Real estate held for development:
  Signature Properties                                632,000
  The Cottages at San Jacinto                       3,762,000
  Flamingo 55                                       1,267,000
  Oasis PUD                                        24,447,000
  Various other                                       169,000
                                                 -------------
                                                 $ 30,277,000
                                                 =============
See Note 9 for discussion of commercial rental property sold on April 25, 2002, which are considered reporting segments under SFAS 144 and are reflected as discontinued operations as of the balance sheet date, March 31, 2002.

Capitalized interest costs on real estate under development at March 31, 2002 included the following:

Flamingo 55                              $     79,000
San Jacinto                                   216,000
Signature Properties                           15,000
                                         ------------
                                         $    310,000
                                         ============

Interest costs capitalized during the quarter ended March 31, 2002 are as follows:

Flamingo 55                              $     22,000
San Jacinto                                    65,000
Signature Properties                            4,000
                                         ------------
                                         $     91,000
                                         ============
Contracts for Deed:

  Plaza Rosarito shopping center                                  $ 12,500,000
  Plaza Rosarito residential acreage                                13,000,000
  Hills of Bajamar residential acreage                              14,950,000
  Plaza Resorts                                                     16,000,000
  Portal Del Mar                                                     6,000,000
  Costs                                                                163,000
                                                                  ------------
                                                                    62,613,000
  Less contingent obligations:
  Plaza Rosarito                                                    (9,200,000)
  Hills of Bajamar acreage                                         (11,262,000)
  Plaza Resort                                                      (9,079,000)
  Portal Del Mar                                                      (600,000)
                                                                  ------------
                                                                   (30,141,000)
                                                                  ------------
                                                                  $ 32,472,000
                                                                  ============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002

NOTE 4 - MORTGAGE NOTES

The Company had secured mortgage obligations as summarized below as of March 31, 2002:

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing interest
at prime plus 1.25% payable in interest only,
monthly installments, payable upon release
provisions from sales of units, which are presently
on-going                                                           $  2,038,000

A loan with a real estate broker at 15% interest,
payable upon release provisions from sales of
units which are presently on-going                                      217,000

Signature Properties
--------------------
Payable to private party, fully
satisfied on December 31, 2001
for 2,871,812 shares of common stock                                    128,000

Flamingo 55
-----------
A land loan with a bank, interest at
13% per annum, payable monthly
balloon payment due May 1, 2003                                         675,000

A loan with a private party due on
Funding of construction loan                                             53,000

Cottages of San Jacinto
-----------------------
Land loan with a private lender, interest only
at 13.50%, per annum, payable monthly, principal
due in balloon payment on August 2002                                 1,922,000

Private load bearing interest at
18%, interest only payable monthly,
currently in default and due on demand                                  551,000

Oasis Planned Urban Development
-------------------------------
A loan from the seller, interest at 7% per annum,
payable quarterly together with principal of
$31,475 beginning March, 2004 due January 2006                        7,377,000
                                                                   -------------
                    Total                                          $ 12,961,000
                                                                   =============

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF THE QUARTER ENDED MARCH 31, 2002

NOTE 5 - NOTES PAYABLE

The Company had other obligations as summarized below as of March 31, 2002:

Unsecured acquisition note
with principal and accrued interest
due on April 29, 2004, as extended                                    $ 700,000
                                                                      ==========
Credit facility with a financial institution,
variable interest at a referenced prime rate,
plus 3.5% per annum, 12.5%, per annum, or
$10,000, whichever is greater, payable monthly,
expires August 31, 2002, renewable annually by
mutual written consent                                                $ 410,000
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

Additionally, when the Company sold its stock in Senior Care International, S.A. de C.V. on May 29, 2002, and obtained promissory notes for that stock [See Note 3], it remained contingently obligated to pay certain debts which were owed by Senior Care International under the terms of the contracts for deed which Senior Care International had the following listed contingent debt:

  Plaza Rosarito                                     9,200,000
  Hills of Bajamar acreage                          11,262,000
  Plaza Resort                                       9,079,000
  Portal Del Mar                                       600,000
                                                    ----------
                                                    30,141,000
                                                    ==========

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

Item 2. No change

PART II - OTHER INFORMATION

Item 1. No change

Item 2. No change

Item 3. No change

Item 4. No change

Item 5. No change

Item 6. No change

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Senior Care Industries, Inc.
                                    ----------------------------

Date: December 30, 2002             /s/ Mervyn A. Phelan, Sr.
                                    ----------------------------
                                    Mervyn A. Phelan, Sr.
                                    Chief Executive Officer