Form 10QSB/A
period 2002-06-30
US WEST HOMES INC
filed 2003-01-02
CIK 1095175

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

Consolidated statements of stockholders' equity at
the six months ended June 30, 2002                                                 F - 5

Consolidated statement of cash flows for the six-month
periods ended June 30, 2002 and June 30, 2001, as restated                         F - 6

Notes to consolidated financial statements                                         F - 7 to F - 22

                           SENIOR CARE INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                  June 30, 2002
                                                  -------------

Manufacturing Assets:
 Current assets:
  Cash                                            $      4,000
  Accounts receivable                                  700,000
  Inventory                                            517,000
  Prepaid expenses                                      47,000
                                                  -------------
    Total current assets                             1,268,000
                                                  -------------
 Property and equipment, net of
  accumulated depreciation of $340,000                 714,000
 Goodwill (Note 3)                                     624,000
 Customer lists, net of accumulated
  amortization of $179,000 (Note 3)                    250,000
 Other assets                                           36,000
                                                  -------------
Total manufacturing assets                           2,892,000
                                                  -------------

Real Estate Assets:
  Real estate inventory (Note 5)                     3,576,000
  Property held for development (Note 5)            30,471,000
  Notes receivable, long term (Note 4)              32,972,000
  Other assets                                          55,000
                                                  -------------
  Total Real Estate Assets                          67,074,000
                                                  -------------
Other Assets:
 Investments in marketable
  securities (Notes 1 and 11)                        4,200,000
 Investment at cost                                    870,000
 Equity investments held for liquidation             2,000,000
                                                  -------------
Total Other Assets:                                  7,070,000
                                                  -------------
TOTAL ASSETS                                      $ 77,036,000
                                                  =============

continued

                             SENIOR CARE INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET, CONTINUED
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30, 2002
                                                -------------

Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $     441,000
  Accrued liabilities                                  25,000
  Line of credit (Note 7)                             517,000
  Other current liabilities                           300,000
                                                --------------
Total manufacturing liabilities                     1,283,000
                                                --------------
Real Estate Liabilities:
 Accounts payable                                      30,000
 Accrued liabilities                                  126,000
 Deferred gain on discontinued
  operations (Note 11)                                500,000
 Accrued interest                                     509,000
 Mortgage notes payable (Note 6)                   13,037,000
                                                --------------
Total Real Estate Liabilities                      14,202,000
                                                --------------
Other liabilities:
 Notes payable (Note 7)                               700,000
 Note payable to related parties (Note 8)             821,000
                                                -------------
Total Other Liabilities                             1,521,000
                                                -------------
TOTAL LIABILITIES                                  17,006,000
                                                --------------

STOCKHOLDERS' EQUITY:
All classes - shares authorized, 220,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                           -
 Series B preferred stock,
  none issued and outstanding                               -
 Series D preferred stock,
  none issued and outstanding                               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  Outstanding                                           1,000
 Series G convertible preferred stock
 20,022 shares issued and outstanding                       -
 Series J convertible preferred stock,
  600,000 shares issued and outstanding                 1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding                      -
 Common stock, 48,701,730 shares issued
  and outstanding (Notes 10 and 13)                    48,000
 Additional paid-in capital                        95,126,000
 Accumulated deficit                              (35,146,000)
                                                --------------
Total stockholders' equity                         60,030,000
                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 77,036,000
                                                 =============

                 See notes to consolidated financial statements

                                       SENIOR CARE INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------

                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                             2001             2002                2001            2002
                                          as restated       as restated        as restated    as restated
                                         --------------  --------------      -------------  --------------
Revenues:
 Real estate sales (Note 11)             $   1,114,000   $           -       $  1,114,000   $           -
 Furniture sales (Note 11)                   1,244,000       1,315,000          2,638,000       2,436,000
                                         --------------  --------------      -------------  --------------
Total revenues                               2,358,000       1,315,000          3,752,000       2,436,000
                                         --------------  --------------      -------------  --------------
Cost of revenues:
 Furniture sales                             1,077,000       1,071,000          2,265,000       1,915,000
 Real estate sales                           1,089,000               -          1,089,000               -
                                         --------------  --------------      -------------  --------------
Total cost of revenues                       2,166,000       1,071,000          3,354,000       1,915,000
                                         --------------  --------------      -------------  --------------
Gross profit                                   192,000         244,000            398,000         521,000
                                         --------------  --------------      -------------  --------------
Operating expenses:
 Sales and marketing                           164,000          63,000            248,000         160,000
 General and administrative                    371,000         472,000            665,000         969,000
 Stock-based compensation                      387,000       2,642,000         14,360,000       5,260,000
                                         --------------  --------------      -------------  --------------
Total operating expenses                       922,000       3,177,000         15,273,000       6,389,000
                                         --------------  --------------      -------------  --------------
Loss from operations                          (730,000)     (2,933,000)       (14,875,000)     (5,868,000)

Other expense:
 Interest expense                             (955,000)       (190,000)        (1,262,000)       (404,000)
 Loss on sale of real estate                                                      (41,000)
 Loss on conversion of Series G Preferred
   to common stock                                   -         (10,000)                 -         (10,000)
 Other non-recurring expense                   (89,000)         (1,000)           (89,000)         (2,000)
                                         --------------  --------------      -------------  --------------
Total other expense                         (1,044,000)       (201,000)        (1,392,000)       (416,000)
                                         --------------  --------------      -------------  --------------
Loss from continuing operations             (1,774,000)     (3,134,000)       (16,267,000)     (6,284,000)

Income (loss) from discontinued
 operations net of income taxes of $0           56,000         (48,000)           (44,000)       (168,000)
Gain (loss) on sale of
 Discontinued operations                      (678,000)        957,000           (725,000)        957,000
                                         --------------  --------------      -------------  --------------
Net Loss                                 $  (2,396,000)  $  (2,225,000)      $(17,036,000)  $  (5,495,000)
                                         ==============  ==============      =============  ==============

Basic & diluted loss per share:
 Loss from continuing operations         $       (0.11)  $       (0.07)      $      (1.83)  $       (0.19)

 Income (loss) from discontinued
  operations net of income taxes of $0            0.00           (0.00)             (0.00)          (0.01)
 Gain (loss) from sale of
  discontinued operations                        (0.05)           0.02              (0.08)           0.03
                                         --------------  --------------      -------------  --------------
 Net loss:                               $       (0.16)  $       (0.05)      $      (1.91)  $       (0.17)
                                         ==============  ==============      =============  ==============
Basic and diluted weighted average
 number of common shares outstanding        14,863,468       43,636,670          8,876,491      33,251,529
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

                              See notes to consolidated financial statements

                                                    F-4

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the six month period ended June 30, 2002

                                                                        Additional                        Total
                               Preferred stock        Common stock       paid-in       Accumulated     Stockholders'
                           Shares         Amount    Shares    Amount     capital         Deficit          Equity
--------------------------------------------------------------------------------------------------------------------

Balances as of
 December 31, 2001         1,703,163      $2,000   20,447,269  $20,000    $87,088,000   $(29,651,000)   $57,459,000

Common stock issued
to officers and employees                           4,100,000    4,000      2,627,000                     2,631,000

Common stock issued
to consultants                                      4,823,167    5,000        927,000                       932,000

Make-up common stock
issued to consultants                               7,000,000    7,000      1,690,000                     1,697,000

Conversion of preferred
stock                         16,692           -       23,483        -         10,000                        10,000

Common stock issued
to cancel debt due to
related party                                       9,307,811    9,000      1,917,000                     1,926,000

Common stock issued for common
stock of Stem Genetics, Inc.                        3,000,000    3,000        867,000                       870,000

Net loss for the six months
ended June 30, 2002                                                                        (5,495,000)   (5,495,000)
--------------------------------------------------------------------------------------------------------------------
Balances as of
June 30, 2002              1,719,855     $2,000    48,701,730  $48,000    $95,126,000    $(35,146,000)  $60,030,000

                                   See notes to consolidated financial statements

                                                           F-5

                               SENIOR CARE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
=========================================================================================

                                                                   Six Months Ended
                                                           June 30, 2001   June 30, 2002
                                                           --------------  --------------
                                                            as restated     as restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                 $   (17,034,000)  $   (5,495,000)
Adjustments to reconcile net loss to
 net cash used in operating activities of
 continuing operations:
  Loss from discontinued operations                              230,000          168,000
  Depreciation                                                   148,000          124,000
  Issuance of common stock for services,
   settlements and make-up share provisions                   14,503,000        5,260,000
  Gain on sale of discontinued operations                              -         (957,000)
Changes in operating assets and liabilities:
    Accounts Receivable                                          (18,000)        (275,000)
    Inventory                                                     20,000          (33,000)
    Real estate held for sale                                  1,744,000                -
    Prepaid expenses and other                                    25,000           49,000
    Accounts payable                                            (642,000)        (128,000)
    Accrued expenses                                             263,000          344,000
    Unearned revenue                                                   -          (88,000)
    Other current liabilities                                   (32,000)         (164,000)
                                                        ----------------   ---------------
      Net cash used in operating activities                    (793,000)       (1,195,000)
                                                        ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property held for development                                   (48,000)         (316,000)
Changes in other assets                                           8,000           (71,000)
                                                        ----------------   ---------------
      Net cash used in investing activities                     (40,000)         (387,000)
                                                        ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable to related parties                  446,000         1,045,000
 Net borrowings from line of credit                             (85,000)          135,000
 Proceeds from real estate loans                                670,000           284,000
 Payments on real estate loans                                 (958,000)          (21,000)
 Discount on notes payable                                      680,000                 -
 Other                                                           15,000            10,000
 Issuance of common stock                                             -             1,000
                                                        ----------------   ---------------
      Net cash provided by financing activities                 768,000         1,454,000
                                                        ----------------   ---------------
Net increase (decrease) in cash                                 (65,000)         (128,000)
Cash at beginning of period                                      74,000           132,000
                                                        ----------------   ---------------
Cash at end of period                                   $         9,000    $        4,000
                                                        ================   ===============
Supplemental disclosure of cash flow information-
  Cash paid during the period for
  interest, net of amounts capitalized                  $       583,000    $    1,384,000
                                                        ================   ===============

Supplemental disclosure of non-cash investing
and financing activities:
Common stock issued for real estate acquired            $     1,662,000                 -
Promissory notes received on sale of
 discontinued operations                                $             -    $      500,000
Marketable securities received on sale of
 discontinued operations                                              -         4,200,000
Promissory notes received on sale of stock in
 Senior Care International, S.A. de C.V.                              -        32,972,000
Common stock issued for conversion of notes
 payable to related party                                             -         1,926,000
Common stock issued for investment in
 Stem Genetics, Inc.                                                  -           870,000

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

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements previously filed were not reviewed by our independent auditors, and we did not report this fact in our previous filing of our Form 10-QSB for the Quarterly Period ended June 30, 2002.

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

NOTE 10 - CAPITAL TRANSACTIONS

Common stock-based compensation
-------------------------------

The Company issued common stock to officers and directors during the six month period ended June 30, 2002 as follows:

purpose for                  Shares               Value of shares
issuing stock                issued               on date of issue
-------------              ---------               ---------------
Officers/directors         4,100,000              $ 2,631,000
                           =========              ===========

Common stock issued to consultants
----------------------------------

The Company issued stock to consultants for work performed in connection with the purchase of real estate development projects and for investor relations work on behalf of the Company. The chart which appears below shows the shares issued and the value of the stock on the date of issue:

Purpose for                   Shares             Value of shares
issuing stock                 issued             on date of issue
-------------                --------            -----------------

Real estate due
diligence, investigation
& assistance on sale of
Friendly Bear/Pecos
Russell                     3,500,000                   770,000

Other real estate due
diligence & assistance      1,323,000                   162,000
                           ----------               -----------
Total:                      4,823,000                 $ 932,000
                           ==========               ===========

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

Common stock issued in exchange for assets
------------------------------------------

The Company exchanged stock for stock in another company as follows:

purpose for                  Shares       Value of shares
issuing stock                Issued       On date of issue
----------------------------------------------------------

Exchange of stock            3,000,000    $    870,000
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

                          SENIOR CARE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Discontinued Operations, continued
----------------------------------

The loss from rental operations discontinued for the six-month periods ended June 30, 2001, as restated, and June 30, 2002, are as follows:

                                     Six months ended June 30
                                     2001                2002
                                 as restated
                                 -------------       ------------

Rental Income                    $    525,000        $   206,000
Less: Operating expenses             (181,000)          (102,000)
      Depreciation                   (125,000)           (95,000)
      Interest                       (263,000)          (177,000)
                                 -------------       ------------
Loss attributable to rental
 discontinued operations         $    (44,000)          (168,000)
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

>

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

                                         Three months ended June 30,        Six months ended June 30,
                                       ------------------------------    -------------------------------
                                           2001              2002            2001              2002
Net sales                              $ 1,114,000                  -       1,114,000                  -
Cost of sales                            1,089,000                  -       1,089,000                  -
                                       ------------      ------------    ------------       ------------
  Gross profit                              25,000                             25,000

Selling and marketing expenses                   -                  -               -                  -
General and administrative expenses              -                  -               -                  -
                                       ------------      ------------    ------------       ------------
Total expenses                                   -                  -               -                  -
                                       ------------      ------------    ------------       ------------
Net profit (loss)                           25,000                  -          25,000                  -
                                       ============      ============    ============       ============

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