Form 10QSB/A
period 2002-09-30
US WEST HOMES INC
filed 2003-01-02
CIK 1095175

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

Item 6. Exhibits and Reports on Form 8-K......................... II-3

SIGNATURES....................................................... II-3

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements include the accounts of U.S. West Homes, Inc. (U.S. West Homes) formerly known as Senior Care Industries, Inc. and the following subsidiaries where U.S. West Homes has effective control, Noble Concepts Fidelity, Inc., P/R Business, Inc., Friendly Bear Plaza, Inc., Senior Care Flamingo Management, Inc., Flamingo 55 Associates, L.P., Senior Care San Jacinto Management, Inc., San Jacinto Partners, L.P., Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Senior Care International S.A. de C.V., Goldcoast Partners I, L.P. and Senior Care International Partners

         These consolidated financial statements are unaudited.

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

Unaudited consolidated statements of stockholders' equity for the
the nine months ended September 30, 2002                                   F - 5

Unaudited consolidated statement of cash flows for the nine-month
periods ended September 30, 2002 and September 30, 2001, as restated       F - 6

Notes to unaudited consolidated financial statements             F - 7 to F - 23

                 U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
                           UNUADITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                     ASSETS

                                                  September 30, 2002
                                                  ------------------

Manufacturing Assets:
 Current assets:
  Cash                                            $     53,000
  Accounts receivable                                  424,000
  Inventory                                            493,000
  Prepaid expenses                                      57,000
                                                  -------------
    Total current assets                             1,027,000
                                                  -------------
 Property and equipment, net of
  accumulated depreciation of $381,000                 673,000
 Goodwill (Note 3)                                     624,000
 Customer lists, net of accumulated
  amortization of $200,000 (Note 3)                    229,000
 Other assets                                           92,000
                                                  -------------
Total manufacturing assets                           2,645,000
                                                  -------------

Real Estate Assets:
  Real estate inventory (Note 5)                     3,576,000
  Notes receivable, net of
    discount of $37,757,000 (Note 4)                32,972,000
  Property held for development (Note 5)            31,186,000
                                                  -------------
  Total Real Estate Assets                          67,734,000
                                                  -------------
Other Assets:
 Investments in marketable
  securities (Notes 1 and 11)                          220,000
 Investment at cost                                    870,000
 Equity investments held for liquidation             2,000,000
                                                  -------------
Total Other Assets:                                  3,090,000
                                                  -------------
TOTAL ASSETS                                      $ 73,469,000
                                                  =============

continued

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

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
                                                 =============

                 See notes to unaudited consolidated financial statements

                 U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
                      UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
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
                                         ==============  ==============      =============  ==============

                              See notes to unaudited consolidated financial statements

                                                    F-4

                               U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
                               UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the nine month period ended September 30, 2002

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
                           =========     ======   =========== ========   ============    =============  ===========

                            See notes to unaudited consolidated financial statements

                                                           F-5


                U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
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

                      See notes to unaudited consolidated financial statements

                                          F-6

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information
-----------------------------

U.S. West Homes, Inc., formerly known as Senior Care Industries, Inc. (the "Company") prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"); however, its interim financial statements are prepared pursuant to the Securities Exchange Act of 1934. The information as of September 30, 2002, and for the three months ended September 30, 2001 and 2002, as well as for the nine months ended September 30, 2001 and 2002 is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001 The results of operations for the three months ended September 30, 2002, and for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Risks and uncertainties
-----------------------

Environmental Liabilities

With respect to real estate development projects that are in beginning stages, as well those that are underway, insufficient information may exist upon which judgments can be made as to the validity or ultimate determination as to whether there may be unknown environmental liabilities, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such unknown potentials.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Equity Investment Held for Liquidation
--------------------------------------

In April of 1999, U.S. West Homes acquired a 45% membership interest in Delran, a limited liability company which holds 30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income or loss from Delran because management of U.S. West Homes has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. U.S. West Homes initiated litigation in late 1999, which continues through the current date, to liquidate and distribute the assets of Delran. Management had information available in 2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management believes the current carrying value of $2,000,000 at September 30, 2002 will be recovered since Company's management believes that Delran will have sufficient assets upon final liquidation of the properties.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 was adopted on January 1, 2002 applying to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Intangible assets acquired in connection with the acquisition of Noble Concepts Fidelity, Inc. ("Noble") as of September 30, 2002 consisted of customer lists and goodwill which totaled $853,000. Customer lists amounting to $229,000 at September 30, 2002 have a remaining estimated period to be benefited of two to three years. Management reviewed its allocation of purchase price noting no change in the carrying values of goodwill or customer lists. Management also reviewed the operating cash flows of Noble, noting that future cash flows, including the residual value of the business, should recover the carry value of Noble's goodwill. The Company reassessed the useful lives of other intangible assets consisting of customer lists during the first interim quarter after adoption of SFAS 142 with no impact on management's previous estimates.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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
                                                                     ==============

                                      F-11

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 4 - NOTES RECEIVABLE

Sale of stock in Senior Care International, S.A. de C.V.

On May 29, 2002, U.S. West Homes entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The Company accepted four promissory notes totaling $70,229,000 payable four years from the issue date of May 29, 2002 with interest accruing at 6% interest per annum payable at maturity. These note have been discounted to the related assets historical cost basis. The discounts will be recorded as income when cash is received. There are no limitations or conditions to payment.

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
                                                 -------------
                                                 $ 32,472,000
                                                 =============

The background as to how this carrying value was determined is based upon certain contracts for deed to certain real properties in Baja California, Mexico dated April 30, 2001, on May 22, 2001. Counsel for Senior Care International in Mexico has rendered a legal opinion that Senior Care International has a binding and fully enforceable contract for deed to these properties, that by recording the notice of the lawsuit in, this gave notice that Senior Care International has a binding and enforceable contract and is entitled to take fee simple title to the property at any time subject to any pre-recorded liens. The Company is required to pay a transfer tax upon at the time of title transfer.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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
                                                ------------
                                                $ 31,186,000
                                                ============

Construction in progress included the following real estate under development at September 30, 2002:

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
                                                ------------
                                                 $ 2,236,000
                                                ============

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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
                                                =============

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE

The Company had other obligations as summarized below as of September 30, 2002:

Manufacturing credit facility with a Financial
institution, variable interest at
a referenced prime rate, plus 3.5% per
annum, 12.5%, per annum, or $10,000,
whichever is greater, payable monthly,
expires September 10, 2003, renewable
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

The Company also owes $700,000 to East West Community Developer which it borrowed in April of 1999. With current extensions, these monies are due in April, 2004.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

Make-up shares of common stock issued to consultants
----------------------------------------------------

The Company also issued stock to consultants who had already been paid for their services in stock. However, in accordance with the agreement with those consultants, they were to be issued make-up shares in the event the Company's stock fell from the agreed upon price of $0.80 per share during the period when the services were being undertaken. The stock price fell to $0.22 during this period and it was then agreed that a one time issue of make-up shares would be made. In connection therewith, the Company issued 7,000,000 shares fairly valued at $1,697,000.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

On July 26, 2002, the Company entered into an agreement with Oasis International Corporation under the terms of which U.S. West Homes agreed to issue common stock to pay debt owed by U.S. West Homes to Oasis. The amount of the debt which was retired totaled $7,377,000 and had been a mortgage obligation owed on the Oasis Planned Urban Development project in Nevada. A total of 82,487,369 shares of common stock were issued to retire $7,836,000 in debt which included accrued interest of $459,000. The amount of interest which was paid was negotiated with the creditor. The shares issued by the Company are subject to a mandatory redemption feature if the Company fails to achieve certain goals by July 26, 2003. Accordingly, the shares of common stock is reflected as real estate liabilities and not included in stockholders' equity until the mandatory redemption clause is removed. Also, these shares are subject to an irrevocable proxy for a period of three years which requires the shares to vote at shareholder meetings with the majority thus assuring that current control of the Company is maintained. Interest does not accrue on this redemption obligation if the stock is not redeemed.

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

NOTE 11 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

Discontinued Operations
-----------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changed the way public companies report information about segments of their business in their annual financial statements and SFAS 131 requires the Company to report selected segment information in its quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

U.S. West Homes has developed the following segment information, the first being from commercial rental properties sold, consisting of Broadway-Acacia, Pecos Russell Business Center and Friendly Bear. These operations are reflected in the accompanying consolidated financial statements as discontinued in accordance with the adoption of SFAS 144 and Accounting Principles Board Opinion No. 30. The second reporting segment is the manufacturing operations of Noble.

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
                                 =============       ============

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED September 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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
                                       ============      ============    ============       ============

Late in 2001, a dispute arose between Evergreen Manor II, LLC and the general contractor who filed a lien against the property in violation of California law and his fixed price construction contract. This caused a cessation of the sales program and resulted in no escrow closings during any of the first nine month period of 2002. It left a total of 22 condominium units unsold. In order to force the general contractor to a reasonable settlement, Evergreen filed a petition under Chapter 11 of the Bankruptcy Code on July 2, 2002. Immediately following the filing, the general contractor agreed to a settlement and further agreed to cooperate with Evergreen. As a result, the sales program has again commenced operations. Since the end of the quarter ended September 30, 2002, sales have resumed, four sales have closed and two are in escrow.

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

           U.S. WEST HOMES, INC. Formerly SENIOR CARE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AS RESTATED
--------------------------------------------------------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT U.S. WEST HOMES' BUSINESS.

U.S. West Homes' Business Model
-------------------------------

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

On occasion, U.S. West Homes invests in, develops and manages office malls and strip malls. U.S. West Homes's primary business is the development of for-sale and rental, independent living communities for active seniors. In the future, U.S. West Homes may enter into the development of assisted living centers for seniors.

In May of this year, U.S. West Homes sold all of the outstanding shares of capital stock of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals, for a series of four (4) year promissory notes with an aggregate principal amount of $70,229,000. The notes bear interest at the rate of six percent (6%) per annum, which is payable at maturity. Senior Care International owns contracts for deeds to real property in Mexico. U.S. West Homes intends to assist Gold Coast to obtain title to those properties. Most likely, an arbitration proceeding or proceeding in the Mexican courts may be required to complete the transfers. This is because the seller may not agree to voluntarily transfer the deed to the properties when requested. In the event Senior Care International is unable to obtain title to the properties, they would not be able to develop them and would not be able to pay the notes. U.S. West has agreed to assist Senior Care International to obtain title through the Mexican courts by paying up to $100,000 in legal fees toward that end.

Critical Accounting Policies
----------------------------

Revenue recognition and allowances for doubtful accounts

U.S. West Homes recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though U.S. West Homes considers these balances adequate and proper, changes in economic conditions in specific markets in which U.S. West Homes operates could have a material effect on reserve balances required.

Inventories

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. U.S. West Homes writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

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

Valuation of long-lived and intangible assets

We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method or fair value. If these forecasts are not met, we may have to record additional impairment charges not previously recognized. The most significant intangible asset are the notes receivable which are owed by Senior Care International to U.S. West Homes. Whether U.S. West Homes can expect payment on the notes when due is dependent upon whether the present owners of Senior Care International will be able to obtain title to the properties represented by the contracts for deed owned by Senior Care International. We must rely on Mexican counsel to give us both an estimate of the time it will take to obtain title. Presently, that time estimate is dependent upon whether the Mexican courts or arbitrators will act soon enough to allow the properties to be transferred and developed within the four year term of the notes receivable.

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

Stem Genetics is a private company. The shares of Stem Genetics issued to U.S. West were issued as a private placement under Rule 504 of Regulation D. Stem Genetics is now conducting an IPO at $1.00 per share pursuant to a registration statement on Form SB-2. U.S. West's shares are not being registered for resale.

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

U.S. West Homes did this primarily to further consolidate its operations and holdings so that U.S. West Homes can concentrate on its core business of developing homes for seniors. The two sales disposed of Pecos Russell Business Center, an executive office building in Las Vegas, Nevada and Friendly Bear Plaza, a shopping strip mall, also in Las Vegas, Nevada. Both of these properties were being held for rental income. The business of holding properties for rental income is not U.S. West Homes's core business and no longer fits its strategy of developing commercial complexes only when they are a part of a larger planned urban development project.

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

Impairment considerations
-------------------------

Management meets at least quarterly to review U.S. West Homes's real estate and other assets to determine whether there should be any adjustment in the carrying value of those assets and to determine future discounted cash flows or fair value as may be appropriate under the circumstances.

There a number of assets which management must evaluate each time this process is performed. The assets include the stock held in Stem Genetics, Inc., stock held in Career Worth, Inc., the value of U.S. West Homes's membership interest in Delran Associates, LLC and the notes receivable which are owed to U.S. West Homes by Senior Care International. Management determined that as of the end of the quarter ended September 30, 2002 and based upon information which management received from Stem Genetics, Inc., from Career Worth, Inc. and from counsel in the on-going litigation with respect to U.S. West Homes's membership interest in Delran Associates and litigation with regard to the contracts for deed owned by Senior Care International, which information management deems reliable, and further, based upon information which management has received since the end of that quarter, that the carrying value of those assets should not be changed at this time. However, management will carefully monitor each of these investments to determine whether an impairment may, never the less, be warranted as of December 31, 2002.

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

Results of operations
---------------------

The results of operations of U.S. West Homes for the three month period ended September 30, 2001, as restated, compared to the three month period ended September 30, 2002 are discussed below as are the results for the nine-month period ended September 30, 2001, as restated, compared to September 30, 2002 and the financial statements concerning operations for those periods which appeared herein above.

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

Stock based compensation
------------------------

During the nine month period ended September 30, 2002, U.S. West Homes issued 3,898,000 shares of common stock as stock based compensation to officers, directors and employees with a value of $2,242,000 based upon the market price for those shares on the date of issue. Additionally, U.S. West Homes issued 21,125,000 shares of common stock to consultants in lieu of cash compensation with a value of $3,837,000. 3,500,000 of those shares were issued in connection with the sale of Friendly Bear Plaza, Inc. and P/R Business, Inc. with a market value of $770,000 on the date of issue. 5,200,000 shares with a value of $520,000 was issued in connection with the development of the Oasis Planned Urban Development, 4,900,000 were issued for investor relations with a value of $485,000, and 7,525,000 shares with a value of $2,062,000 in connection with the sale of Mexican properties.

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

The net loss on continuing operations for the nine month period ended September 30, 2001 was $16,804,000 as compared to a net loss of $12,430,000 for the nine month period ended September 30, 2002. This resulted in a net loss per share, both basic and diluted of $1.52 for the nine month period ended September 30, 2001 based upon a weighted average of 11,065,940 shares outstanding, both basic and diluted as compared to a net loss of $ 0.20 per share, both basic and diluted, for the nine month period ended September 30, 2002 based upon a weighted average of 62,472,398 shares outstanding, both basic and diluted.

When the loss on continuing operations is combined with the gain or loss from discontinued operations, then the following picture is shown. The net loss on discontinued operations for the nine month period ended September 30, 2001 was $709,000 as compared to a gain of $957,000 for the same period ended September 30, 2002. This translates into a loss for the nine month period ended September 30, 2001 of $0.08 per share basic and diluted as compared to a gain of $0.00 per share for the period ended September 30, 2002 per share, basic and diluted.

Liquidity and capital resources
-------------------------------

To date, we have funded our capital requirements for our current operations from cash obtained from real estate construction loans and from equity lines of credit, some of which are from related parties, which U.S. West Homes has available.

Net cash used by operating activities totaled $1,731,000 for the nine month period ended September 30, 2001 as compared to net cash used by operating activities of $761,000 for the nine month period ended September 30, 2002.

Net cash used by investing activities totaled $174,000 for the nine month period ended September 30, 2001 as compared to cash used by investing activities of $618,000 for the nine month period ended September 30, 2002.

Net cash povided by financing activities totaled $1,812,000 for the nine month period ended September 30, 2001 as compared to net cash provided by financing activities of $1,300,000 and for the nine month period ended September 30, 2002.

Net cash paid for interest not including interest paid which was capitalized totaled $764,000 for the nine month period ended September 30, 2001 as compared to $113,000 for the nine month period ended September 30, 2002.

Also, for the nine month period ended September 30, 2001, U.S. West Homes disclosed non-cash transactions in which it issued preferred stock with a market value on the date of issue of $32,309,000. For the nine months ended September 30, 2002, U.S. West Homes disclosed non-cash investing and financing activities in which it received promissory notes totaling $500,000 from the sale of Friendly Bear and Pecos Russell, received marketable securities on discontinued operations with a value of $4,200,000 and $32,309,000 from the sale of stock in Senior Care International. We also issued common stock in conversion of notes payable to related parties totaling $1,927,000, issued stock for an investment in Stem Genetics with a value of $870,000 and issued common stock for cancellation of the Oasis PUD mortgage note of $7,377,000 plus accrued interest of $459,000.

Status of development projects
------------------------------

The Cottages at San Jacinto

During the month of July, 2002, U.S. West Homes engaged a general contractor, project manager and construction superintendent for construction of the initial phases of the Cottages at San Jacinto. Prudential New Home Realty has been engaged to be the selling agent on the project. U.S. West Homes did receive a construction loan commitment but will not accept that commitment until it is assured that no better loan package can be obtained in the present market and until final approval of the building permit is obtained. U.S. West Homes has been informed by its project manager that the permit process has been delayed by the large volume of permit applications presently being processed by local authority as a direct result of the large demand for housing in the area.

Flamingo 55

The Flamingo 55 project was purchased by U.S. West Homes with approved plans and is the last phase of a pre-existing housing development project in Las Vegas. Earlier portions of the subdivision had been developed by Adama, a regional developer in the Las Vegas area who had been active in that market for over the last 15 years. U.S. West Homes purchased the plans when it purchased the property, those plans having been developed by Adama's architects and engineers. Earlier this year, Adama filed for protection under the Bankruptcy Code and is being liquidated. The Adama bankruptcy caused delays in plan processing due to the inability of U.S. West Homes to obtain information from Adama architects and engineers. U.S. West Homes has now engaged its own architects and engineers to redraft and resubmit the plans to local authority. Also, U.S. West Homes discovered that Adama failed to include a contiguous lot which had originally been part of the package to U.S. West Homes. This lot had been lost by Adama to a tax sale. The lot is necessary to full development of the project and the Company is presently purchasing that lot.

Signature Apartments

U.S. West Homes has listed the Signature Apartment site for sale. U.S. West Homes concluded after a complete analysis of the market in the area that we should not attempt to develop this project. We found that the market for senior apartments in this area is presently soft and that in order to develop the land, we would be required to completely redesign the project. The cost of the redesign was not, in our opinion, warranted in the present market circumstances.

Oasis Planned Urban Development

We have hired an architect and two engineering firms to assist it in redesigning the master plan overlay such that the golf course is more thoroughly spread out over a greater portion of the property thus allowing for a greater number of residential lots to be golf course oriented. We believe that the additional golf course oriented lots will increase the value of the project and, in future, the marketability of the project and ultimate cash flow to U.S. West Homes.

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

Once the land has been purchased and all entitlements obtained, the money for construction generally will come from construction loans which U.S. West Homes will obtain directly from bank lenders or other institutions.

Additionally, U.S. West Homes already has a credit line for Noble Furniture from Celtic Capital which U.S. West Homes believes will meet Noble's requirements for the immediate future for that subsidiary.

Also, U.S. West Homes has an equity line with Richfield Financial, a company which is owned and controlled by Mervyn A. Phelan, Jr., the son of U.S. West Homes's chairman and Chief Executive Officer. As of March 31, 2002, U.S. West Homes had taken a total of $2,002,000 against that credit line. However, in April, this credit line was paid in full by the issuance of common stock in lieu of cash payment. Thus, the entire credit line was renewed and remains available. The company has the ability to borrow up to a maximum of $3,500,000. Management has received confirmation from Mervyn A. Phelan, Jr. in the form of bank deposit confirmations that M & A Underwriters has cash and liquid securities on hand and available for the immediate use of U.S. West Homes totaling $921,000.

As of the date of this quarterly report, U.S. West Homes has received a commitment for a construction loan on its project in San Jacinto. However, U.S. West Homes has not yet accepted that commitment. If U.S. West Homes does not accept this commitment and is unable to find another loan that is not acceptable to the Company or is unable to obtain a suitable loan, this would seriously impact U.S. West Homes's ability to complete these planned projects. However, management believes that if it became impossible to find such financing, U.S. West Homes could sell the projects to others and would not suffer material losses due to the enhancements to the value of those projects which U.S. West Homes has already completed such as the recording of a plot map, completion of engineering and plan approvals.

The promissory notes totaling $2,257,000 in connection with the Evergreen condominium development were due and payable in full in February, 2002. The lenders have agreed to allow Evergreen to pay these notes in an orderly manner as the units are sold. Evergreen is presently under the aegis of the Bankruptcy Court and the creditors have not taken any action which would jeopardize the interest which U.S. West Homes has in that asset.

The loan due on the Signature property development in New Mexico is also fully due and payable in the amount of $128,000. U.S. West Homes is actively attempting to sell this property. Foreclosure on this loan may occur within the next several months unless the loan is paid either by a refinance or sale of the property. The Company does have the ability to pay this loan should it determine that it is in the best interest of the Company to do so and in the event the property cannot be sold.

The second loan of the Flamingo 55 property in Las Vegas is also delinquent in the amount of $54,000. The lender is presently in bankruptcy in Nevada and U.S. West has been negotiating with the bankruptcy trustee in that case to settle the payment of this loan by payment in full. U.S. West Homes does have the ability to pay this loan if and when the bankruptcy trustee determines to accept a negotiated payment amount. The Company believes that the bankruptcy trustee has no intention of commencing foreclosure proceedings to enforce collection of the note. The reason for this belief is that the bankruptcy trustee may not have the right to foreclose this loan due to complex legal problems which exist in connection with the bankrupt estate of the lender. However, if U.S. West Homes determined that it wished to pay the note in full, it believes that it could do so by tendering the amount due to whomever is entitled to the funds.

The loan due in the amount of $1,922,000 on the San Jacinto project was also due in August, 2002. Another loan in the amount of $551,000 with respect to that property which was also due was paid in December, 2002 by Richfield Financial and that entity now holds this note and has granted an extension to U.S. West Homes for an additional two years. The holder of the first loan of $1,922,000 has taken no action to foreclose his loan, has continued to accept monthly interest payments and has been closely monitoring the progress of the Company as it moves to begin building the project. Also, negotiations have commenced to extend the loan and build into it release provisions which would allow lots to be sold as homes are built and pay off the loan in increments as the homes are sold.

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

Noble Furniture leases
----------------------

U.S. West Homes has an equipment lease on equipment used by Noble Furniture requiring payments of $320 per month which expired in July, 2002.

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

                                    U.S. West Homes, Inc.
                                    ----------------------------

Date: December 28, 2002             /s/ Mervyn A. Phelan, Sr.
                                    ----------------------------
                                    Mervyn A. Phelan, Sr.
                                    Chief Executive Officer

                                  CERTIFICATION

I, Mervyn A. Phelan, certify the following:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. West Homes, Inc., as amended;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of U.S. West Homes, Inc. as of, and for, the periods presented in this quarterly report;

4. U.S. West Homes, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for U.S. West Homes, Inc. and we have done the following:

a) designed such disclosure controls and procedures to ensure that material information relating to U.S. West Homes, Inc. is made known to us by others within U.S. West Homes, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of U.S. West Homes, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. U.S. West Homes, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to U.S. West Homes, Inc.'s auditors and the audit committee of U.S. West Homes Inc.'s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect U.S. West Homes, Inc.'s ability to record, process, summarize and report financial data and have identified for U.S. West Homes, Inc.'s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in U.S. West Homes, Inc.'s internal controls; and

6. U.S. West Homes, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 28, 2002

/s/ MERVYN A. PHELAN

Mervyn A. Phelan

Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

                                CERTIFICATION

I, John Semmens, certify the following:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. West Homes, Inc., as amended;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of U.S. West Homes, Inc. as of, and for, the periods presented in this quarterly report;

4. U.S. West Homes, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for U.S. West Homes, Inc. and we have done the following:

a) designed such disclosure controls and procedures to ensure that material information relating to U.S. West Homes, Inc. is made known to us by others within U.S. West Homes, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of U.S. West Homes, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. U.S. West Homes, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to U.S. West Homes, Inc.'s auditors and the audit committee of U.S. West Homes Inc.'s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect U.S. West Homes, Inc.'s ability to record, process, summarize and report financial data and have identified for U.S. West Homes, Inc.'s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in U.S. West Homes, Inc.'s internal controls; and

6. U.S. West Homes, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 28, 2002

/s/  JOHN SEMMENS

John Semmens

Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)