Form 10KSB
period 2002-12-31
US WEST HOMES INC
filed 2003-04-16
CIK 1095175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                             U.S. WEST HOMES, INC.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days.

As of April 14, 2003: $750,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2003:

Common Shares 976,842,367
Preferred Shares 1,698,194

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

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

                                TABLE OF CONTENTS

Part I                                                                     5

Item 1.   Description of Business                                          5

Item 2.   Description of Property                                          14

Item 3.   Legal Proceedings                                                15

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                 17

Part II                                                                    19

Item 5.   Market for Common Equity and
          Related Stockholder Matters                                      19

Item 6.   Management's Discussion and Analysis
          Or Plan of Operation                                             29

Item 7.   Financial Statements                                             37

Item 8.   Changes in and disagreements with
          Accountants on Accounting & Financial
          Disclosures                                                      37

Part III                                                                   38

Item 9.   Directors, Executive Officers, Promoters
          And Control Persons; Compliance with
          Section 16(a) of the Act                                         38

Item 10.  Executive Compensation                                           41

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                            43

Item 12.  Certain Relationships and Related
          Transactions                                                     44

Item 13.  Exhibits and Reports on Form 8-K                                 45

Item 14.  Controls and Procedures                                          46

Signatures                                                                 47

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. The company believes that it is subject to a number of risk factors, including a history of operating losses, the short time the company has been in business, the need for increased revenues, the need for construction financing to build its development projects, the continual need for more capital, the ratio of assets to debt, factors beyond the company's control, governmental regulation and environmental regulation, whether the company will be able to continue to find new projects to develop, competition in the industry, the volatility of trading in the over-the-counter market, the illiquidity of the company's stock, difficulty in raising capital for over-the-counter market companies, the failure of the company to issue dividends, the fact that now restricted shares will be available to come into the market and dilute the market float in the future and the company's concentration in the Southwest for its development projects making it vulnerable to local recession. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

U.S. West Homes' Business Model
-------------------------------

U.S. West Homes is dedicated to building affordable housing through the development of master planned communities, real estate entitlements and subdivisions. Currently, U.S. West Homes has projects under development in Southern California, Nevada and is acting as a joint venture partner to assist the owners in the development of properties in Northern Baja California.

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

Information required of certain real estate companies
-----------------------------------------------------

a. The name, date and form of the organization of the company
   ----------------------------------------------------------

U.S. West Homes, Inc. ("U.S. West Homes" or the "Company") was organized February 26, 1968 under the laws of the State of Idaho as Golden Chest, Inc. ("Golden Chest"). During 1998 and through April 1999, the Company was inactive. On August 26, 1999, Golden Chest changed its name to Senior Care Industries, Inc. and on August 26, 1999, the Company reincorporated in Nevada. On September 18, 2002, the company again changed its name to U.S. West Homes, Inc.

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

On April 30, 1999, the Company completed the purchase of various assets, and assumed related mortgage liabilities from various, then, unrelated parties. East-West Community Developer, Inc. previously acquired rights to the properties and assigned their rights to U.S. West Homes. Management acquired undeveloped land, acquired partially-developed commercial real estate projects, and an equity interest in certain land held for development.

On May 1, 2000, the Company acquired Noble Concepts Fidelity, Inc. ("Noble"), a manufacturer of wood furniture and cabinets in San Diego, California. Management acquired Noble to improve its operations, to generate cash flows and to enable the Company to manufacture cabinets for any homes being built.

On April 30, 2001, the Company, through its Mexican subsidiary, Senior Care International, S.A. de C.V. purchased contracts for deed relative to four parcels of real property located in Baja California in Mexico for a total purchase price of $70,079,000 less certain debts which brought the adjusted purchased price down to $30,318,000. The properties represented by the contracts for deed included an uncompleted shopping center, ocean front land suitable for development for a hotel in Roasrito Beach, 650 acres of raw land adjacent to the Bajamar Golf & Country Club in Ensenada, an unfinished condominium complex south of Rosarito Beach and 16 acres of ocean front land inside of the Bajamar Golf & Country Club suitable for development of a time share project. The Company paid 1,050,000 shares of Series F convertible preferred stock for these contracts. The stock converts into common stock over a period of six years with the first conversion date being on April 30, 2003. Subsequently, in June of 2002, the stock in our Mexican corporation was sold to a Mexican group and the Company accepted promissory notes which are equal to our gross purchase price of $70,150,000 payable over a period of four years from the sale date.

During early 2003, management discovered that two of the contracts which had been sold were likely unenforceable and were informed by the Mexican group that they had no intention of attempting to obtain title to the properties represented by those contracts. Management agreed to forgive the promissory notes to the Mexican group for the unfinished condominium complex and the ocean front land inside of the Bajamar Golf & Country Club zoned for time shares and has impaired the value of those assets on its financial statements for the year ended December 31, 2002. This reduced the gross amount of the notes payable to $48,150,000.

U.S. West Homes reports the following entities that originally acquired real estate assets as subsidiaries of the Company:

Flamingo 55, Inc. purchased a land tract and site entitlements to develop and sell 55 senior town homes in Las Vegas, Nevada. To date no significant development activities have started because management requires construction financing. The property is currently listed for sale.

S.R.I. SFR, Inc. purchased a land tract and site improvements to build 223 homes in San Jacinto, California known as The Cottages at San Jacinto. Construction has not yet begun.

Evergreen Manor II, LLC is the owner, developer and seller of senior condominiums in Los Angeles, California. Project development was completed in late 2000, with sales of units in 2001 and continuing in 2002. This entity is currently in Chapter 11 Bankruptcy.

Signature Properties, Inc. is the owner of the land tract and site entitlements to build senior apartment units in Albuquerque, New Mexico. This property is in foreclosure.

Mantis Investments, Inc., formed in November 2001, acquired a 750-acre, land tract and a 48-pad mobile home park near Oasis, Nevada.

Management approved the formation of limited partnerships during 2002 that will develop Flamingo 55 and The Cottages at San Jacinto as subsidiaries of U.S. West Homes. This resulted in the transfer of the real estate into those new partnership entities in order to facilitate the development of those properties.

b. The date when these entities will cease to exist
---------------------------------------------------

U.S. West Homes as well as all of the other corporations discussed above have perpetual existence except for the following:

1. Evergreen Manor II which is a limited liability company whose existence will terminate once the condominiums have all been sold.

c. The date of annual meetings of stockholders of the registrant
----------------------------------------------------------------

U.S. West Homes is required by its Amended and Restated Bylaws to hold annual meetings each year. No particular date or place for such meetings is specified in the Amended and Restate Bylaws. Also, a majority of shareholders may, in lieu of an annual meeting, consent to the actions which would ordinarily be taken at such a meeting, thus making the holding of an annual meeting unnecessary.

d. The names of all promoters who reorganized Golden Chest
----------------------------------------------------------

The original promoters who organized the transition from Golden Chest into Senior Care were as follows:

Thomas Reichman who became president of Senior Care following the transition. He left the company to become an officer of Rubber Technology, Inc. in early 2000.

Stephen Reeder who became president of Senior Care following the resignation of Thomas Reichman in early 2000. Mr. Reeder resigned as president in May, 2001 but continues as a consultant to U.S. West Homes.

Al Harvey who became a director of Senior Care following the transition. He resigned from the board of directors in late 2000 for personal reasons.

Martin Richelli and Ken Schultz were both officers of Senior Care following the transition, both leaving the company in late 2000 for personal reasons. Martin Richelli continues to act as a consultant to U.S. West Homes and maintains an Office at company headquarters in Laguna Beach, California.

Richard Hart was a director of Senior Care following the transition and was not re-elected to the Board of Directors at the annual meeting of March 12, 2001.

Bob Coberly and Scott Brake who were also officers and directors of Senior Care following the transition, both resigning from the board of directors and as officers of the corporation during 2002, Mr. Coberly resigning in August, 2002 and Mr. Brake in November, 2002.

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

The policies of U.S. West Homes regarding certain activities
------------------------------------------------------------

The Board of Directors of U.S. West Homes without the approval of the stockholders may issue senior securities, borrow money, make loans to other persons, invest in securities of other issuers for the purpose of exercising control, engage in the purchase and sale of investments, offer securities in exchange for property, repurchase or otherwise reacquire its shares or other securities.

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

U.S. West Homes has no intention of underwriting securities of other issuers.

The company will make an annual report to its stockholders by filing an annual report with the Securities & Exchange Commission, a copy of which will be mailed to all stockholders with annual proxy materials. The annual report will contain certified statements by an independent public accountant.

The investment policies of U.S. West Homes
------------------------------------------

Geographic area of specialization
---------------------------------

U.S. West Homes intends to acquire real estate or interests in real estate, usually for development and resale. The geographic area in which U.S. West Homes intends to specialize is the Southwestern United States including Southern California, all of Nevada, Arizona, New Mexico and Northern Baja California in the State of Baja California in the Republic of Mexico. However, U.S. West Homes may elect to invest in properties outside of this general area.

Types of real estate to be acquired
-----------------------------------

U.S. West Homes intends to generally acquire undeveloped acreage which it then intends to develop into planned communities which will include homes, shopping areas, commercial areas, town homes, condominiums and will include open space for recreation with golf courses and casino complexes in most Nevada developments.

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

It is primarily the business of U.S. West Homes to acquire these assets with a view toward the income which will be derived from the development of them.

The company has no specific policy as to the amount or percentage of assets which will be invested in any specific property.

Investments in real estate mortgages
------------------------------------

The Company does not invest in real estate mortgages and it is not intended that it will make any such investments.

Securities of or interests in persons engaged in real estate activities
-----------------------------------------------------------------------

U.S. West Homes entered a joint venture with Las Brisas de la Rivera, S.A. de C.V. to develop property in Northern Mexico on the Baja California coast.

U.S. West Homes may make investments in the future in other joint ventures, stock investments and partnerships where U.S. West Homes is the majority interest holder or where the company is the general partner. It already owns a stock interest in various corporations where U.S. West Homes is the sole shareholder as described above. It is the policy of the company to purchase properties for development in a subsidiary corporation in order to limit liability and to render separate and individual accounting for each individual project being undertaken by Senior Care.

Generally, the investments will be in undeveloped acreage where the subsidiary company is expected to develop that acreage into an income producing subsidiary for Senior Care. The income flow may be either from the sale of housing inventory or from rental income.

Investments in other securities
-------------------------------

Other than as noted above, U.S. West Homes does not intend to invest in securities listed on a national securities exchange unless, in individual circumstances, it should attempt a takeover of a real estate based company as part of the company growth strategy or in the event we should sell a project or development which has been unfinished for stock in another entity. Normally, the company only invests in common stock in a subsidiary that U.S. West Homes has specifically formed itself to make an acquisition or where it purchases all of the stock in a private corporation which already owns a specific acquisition target.

However, it does hold stock in two companies which are not controlled by U.S. West Homes, U.S. Homes & Properties, Inc. and Stem Genetics. U.S. Homes and Properties purchased real estate from U.S. West Homes for stock and promissory notes. U.S. Homes and Properties, Inc. is listed on the over-the-counter bulletin board with the trading symbol "USHM." Stem Genetics is a private company that intends at some point to go public. U.S. West Homes owns less than a 20% interest in each of these companies.

Description of real estate
--------------------------

U.S. West Homes owns or owned interests in the following real properties during the year ended December 31, 2002:

1. Evergreen Manor II, LLC is a 47 unit senior condominium project located in Monterey Park, California near Los Angeles. The managing member of this limited liability company is Craig H. Brown, president of U.S. West Homes. U.S. West Homes owns a 59.2% membership interest in this limited liability company. The acquisition price of the property was $2,800,000 in April of 1999. U.S. West Homes assumed the construction loan on the property which at that time was approximately $1,655,000 and was fully due and payable at the end of February, 2002. The balance was paid in stock in Senior Care valued at $1,145,000. Costs incurred to compete the construction totaled approximately $4,026,000, including interest. The loan balance increased as construction was completed until December 31, 2000 when the loan balance reached $4,830,817. As of December 31, 2002, a total of 34 units had been sold. A total of 13 still remain to be sold. The loan balance has been reduced as those sales closed leaving a balance due as of December 31, 2002 of $1,374,000. The interest rate on this loan is prime plus 1.25%, the actual rate as of December 31, 2002 being 6.25% per annum. The construction loan will be paid in full under the release provisions of the loan once a total of 7 units of those left unsold have been sold. After reducing the carrying value to account for units which had already been sold as of December 31, 2002, the carrying value of the property at that date totaled $3,038,000.

2. The Cottages at San Jacinto is a development project which envisions the construction of 223 single family homes for seniors in Riverside County, California. The project is scheduled to be built in three phases with 86 homes in the first phase of construction together with a clubhouse which will serve the entire gated 223 home senior community. The project which had a carrying value of $3,104,000 as of December 31, 2002 and is estimated to have a present fair market value of $6,098,000 based upon an appraisal of the property as of March 1, 2003.

A subsidiary, U.S. West Construction, Inc., headed by Richard Greene, a seasoned builder and developer, has been engaged as the contractor to build the initial phase of 86 homes and Prudential New Home Realty has been engaged to be the selling agent on the project. A permit to sell homes has been filed with the California Department of Real Estate and management believes that sales will be able to commence as soon as the four model homes are completed showing the four styles of homes being built in the complex. At that point we anticipate a sales office on site where prospective buyers will interact with sales personnel from Prudential New Homes Realty and will be able to visit each of the four models which will be fully furnished and decorated by our decorating consultant. A permit has been issued by the California Regional Water Quality Control Board. The initial grading permit has been filed with the City of San Jacinto and is presently under review by the plan check committee. As of December 31, 2002, the company had spent a total of $1,377,000 in interest, entitlements and development costs associated with this project. No interest was capitalized for the year ended December 31, 2003.

The homes will range in price from $169,000 for a 1,250 square foot home to $184,000 for a 1,600 square foot home. Based upon the time to finish the sites, complete the common areas and construct and sell-out the homes, this first phase of the development will require an estimated 15 months based upon current absorption projections. The project should result in gross revenues of approximately $15,358,000. To produce finished lots will cost approximately $1,500,000 in addition to amounts already spent. To build the homes will cost approximately $5,159,000 and finance costs are expected to be $600,000 resulting in an estimated profit on sales of $5,000,000 over the fifteen months.

The appraisal by Morgan Appraisal & Consulting, John A. Morgan, OREA, concluded that as of March 23, 2003, the "as is" value of the first phase comprising 86 lots was $3,180,000 and that the finished lot value of those lots would be $4,470,000 when all site improvements have been completed such as streets, sidewalks, water access, utility access, hydrants and all site development costs and fees paid. Site fees are substantially reduced because this is a senior project which is exempt from the payment of school fees.

The balance of the lots were appraised earlier in October of 2002 at which time the appraiser estimated of the value of those lots at $21,300 per lot or $2,981,000. Thus the total value of the entire project based upon these appraisals would be $6,098,000.

3. Flamingo 55 project was purchased by U.S. West Homes with approved plans and is the last phase of a pre-existing housing development project in Las Vegas. This project envisions the construction of 54 town homes in eight home clusters. This project has a carrying value as of December 31, 2002 of $1,388,000 and a present fair market value of approximately $1,400,000 based upon local realtor opinion of value. The Company recently received an offer to purchase the entire property for $1,300,000. The town homes which will range in price from $132,750 for a 1,050 square foot home to $159,000 for a 1,444 square foot home will result in expected gross sales of approximately $7,971,000 with sales anticipated at the rate of 8 homes per month based upon our most recent market analysis. Sales are expected to gross $7,850,000 with an estimated construction cost of $6,800,000 for an anticipated profit on sales of $1,050,000 over the next year. These estimates were developed in consultation with the realtor who conducted a market study and our contractor who developed cost estimates for construction. As with the San Jacinto development, we will use Prudential Realty as our seller in the Nevada project and it will be built by U.S. West Construction, Inc., our subsidiary headed by Richard Greene.

For purposes of determining the cost of construction, the cost approach was utilized relying upon the Marshall Valuation Cost Book which is used in the Las Vegas/Henderson Valley for this purpose.

The property was last appraised by Gary H. Kent, MAI as of October 10, 2001, who concluded that the property had an "as is" market value of $1,155,000. There has been no complete appraisal since that time. However, local real estate brokers determined that the property should have a present fair market value of approximately $1,400,000 based upon general market inflation since the time of the last appraisal and based upon the status of the permit process which would allow construction to start immediately. Then, in March, 2003, the Company received an offer to purchase the property for $1,300,000. In the opinion of management, the willingness to buy the property for that price is the best indication of present fair market value.

4. Friendly Bear Plaza, Inc. is a 25,000 square foot strip mall located in Las Vegas, Nevada with 21,200 square feet of rentable space. The property was sold to a wholly owned subsidiary of U.S. Homes & Properties, Inc. on May 9, 2002 for 1,100,000 shares of U.S. Homes & Properties stock, a promissory note for $250,000 and assumption of all current debt on the property. At the time of sale, the carrying value of this property was $721,000.

U.S. West Homes issued 50,000 shares of Series K preferred stock to Ed Webb and Charles Reeder, the original sellers of the stock in Friendly Bear Plaza, Inc. which converts over a period of 5 years into common stock in U.S. West Homes with a value of $1,000,000. The first conversion date for 20% of the Series K preferred which will result in the issuance of common stock with a value of $200,000 as of the issue date.

This property is a commercial rental property and as such, it is depreciated on a straight line basis using a useful life of 39 years on the building and a useful life on the components in accordance with General Accepted Accounting Principles [GAAP] on each non building component such as air conditioning systems and other equipment.

The property has been reported as a discontinued operation through the sale date of May 5, 2002.

5. Pecos Russell Business Center, LLC and P/R Business, Inc. were purchased from Ed Webb in April of 1999 by assuming an existing construction loan of $2,120,000 and issuing preferred stock to Webb. When U.S. West Homes purchased Pecos Russell Business Center it was under construction. All construction was complete as of June 30, 2001 and as of December 31, 2001, two of the four buildings had been leased.

All of the stock held by U.S. West Homes in P/R Business, Inc. was sold to U.S. Homes & Properties, Inc. on May 9, 2002 for 3,100,000 shares of U.S. Homes & Properties stock, a promissory note for $250,000 and assumption of all of the debt on the properties. At the time of the sale, the carrying value of this property had been $2,522,000.

This entire property was to be leased to professionals using the executive suite Method by which a central receptionist and telephone system is available to tenants who rent a single room as an office and enjoy community facilities for telephone answering, copying, conference facilities and other amenities.

By the end of 2002, the rent being collected was not paying expenses and servicing debt and certain of the loans were in default. Ed Webb, the original seller of the property wanted the property back and entered into an agreement whereby U.S. Homes & Properties returned all of the stock in P/R Business, Inc. to Mr. Webb on January 6, 2003. At the same time, Mr. Webb entered into a hold harmless agreement with U.S. West Homes under the terms of which he agreed to assume any and all liabilities which might be incurred including operational liabilities and equipment leases. The preferred stock which U.S. West Homes had issued Mr. Webb when he sold P/R Business, Inc. to U.S. West Homes in April, 1999 was cancelled.

This resulted in the cancellation of 50,000 shares of Series K preferred stock in U.S. West Homes which would have resulted in the issuance of common stock with a value of $1,000,000 over a period of five years.

This property is a commercial rental property and as such, it is depreciated on a straight line basis using a useful life of 39 years on the building and a useful life on the components in accordance with General Accepted Accounting Principles [GAAP] on each non building component such as air conditioning systems and other equipment.

The property has been reported as a discontinued operation through the sale date of May 5, 2002.

6. Oasis Planned Urban Development encompasses 750 acres of raw land and an existing 48 pad trailer park outside Oasis, Nevada. This land has been approved for planned urban development by the county. The present carrying value of this property is $24,320,000.

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

Solomon International Appraisal Service, Inc. concluded that the present fair market value of the unimproved 754.80 acres of raw land was $22,120,000 as of December 31, 2001 and that the mobile home park had a present fair market value of $585,000 as of the same date.

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

7. Signature Properties, Inc. owns acreage which is approved for the construction of a 57 unit senior apartment project in Albuquerque, New Mexico. The acquisition value was $560,000 when the property was acquired in August of 1999. Currently there is a single loan against this property with a balance due of approximately $128,000 which is fully due and payable and is in default. The property is zoned for apartments for active seniors. During mid 2002, management undertook an analysis to determine whether this project remained feasible and would be profitable in the Albuquerque market at the present time. The determination was that in current circumstances, we would not be able to profitably develop this property and that there was not a market for such a project in its current location at the present time. Management then investigated whether it would be feasible to obtain a variance from the present zoning to allow construction of town houses. It was determined that it was unlikely that the city would approve this variance and even if they did, there was no assurance that such a redevelopment would be profitable. For that reason, the company has not resisted a foreclosure of the remaining loan and it is expected that the property will be lost to foreclosure at some time during early 2003.

The carrying value of the property had been $619,000 at December 31, 2002 but was impaired due to the foreclosure and management's decision not to resist the foreclosure. As a result, the carrying value was reduced to $128,000, the amount due on the mortgage.

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


Property Description               Location          Tax Rate       Assessed Value           Tax
                                                                  Land     Improvements      2002
--------------------------------------------------------------------------------------------------
Pecos Russell Business Center   Clark County, NV    .008/
    3450 E. Russell Road                             $1,000       80,000    123,520        $ 2,544
    3440 E. Russell Road                                          80,000    326,880          5,086
    3430 E. Russell Road                                          80,000    213,840          3,673

Friendly Bear Plaza             Clark County, NV    .008/         84,000    659,625        $ 5,949
                                                     $1,000

Flamingo 55                     Clark County, NV    .008/
                                                     $1,000     Average of
                                                                $ 175 per lot x 55 lots =  $ 9,625

55 lots are separately assessed based upon square footage of the lot - the average tax per lot has been used for purposes of this disclosure.

Oasis Planned Urban Development Elko County, NV     .008/$1,000                Land        $ 1,657
                                                                         Mobile Home Park  $ 1,403

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
                                County, CA          1.1% of assessed value +
                                                    Additional community bond assessments


ITEM 2: DESCRIPTION OF PROPERTY

The following charts the present property owned by U.S. West Homes subsidiaries which were discussed in detail above. [all amounts are rounded to the nearest $1,000]


Location of property     Acquisition   Original    Cash or         Loans      Capital      Current
                         Date          Price       Stock                      Expenditures Appraised
                                                                                           Value
                         -----------------------------------------------------------------------------------
                                          As of December 31, 2002
------------------------------------------------------------------------------------------------------------


Evergreen Manor II        4/30/99      2,800,000   400,000         2,635,285   4,030,000   3,038,000
47 condominiums                                    Series          4/30/99                 Sales price
14 in inventory as of                              B Preferred     4,830,817               of unsold
December 31, 2002                                  Converted to    12/31/00                units as of
                                                   66,667          2,005,778               12/31/02
                                                   Common          12/31/01
                                                   Shares on       1,374,000
                                                   4/30/01         12/31/02

Flamingo 55                5/3/01        990,000   675,000         675,000       398,000   1,300,000
54 lots                                            Cash            & 43,000                based on recent
                                                   265,000         12/31/02                offer to purchase
                                                   Common                                  on March 30, 2003
                                                   Shares
                                                   & note for
                                                   $ 53,000

Oasis Planned Urban      12/31/01     23,070,000   600,000 Series  7,836,000     551,000   23,070,000
Development                                        J Preferred issued                      4/9/02
                                                   12/31/2001 and
                                                   assumption of
                                                   $692,000 mortgage

San Jacinto               5/10/01      3,000,000   2,000,000       1,922,000   1,377,000   6,098,000
223 lots                                           Cash            5/10/01                 based upon
                                                   1,300,000                               reappraisal of
                                                   Common                                  86 lots on
                                                   Shares                                  March 23, 2003

Signature Apartment       4/30/99      2,200,000   part of bulk    128,000        48,000   128,000
Development                                        purchase (1)                            12/31/02
                                                   2,871,812
                                                   Common issued
                                                   12/31/2001 to
                                                   pay off loan

(1) On April 30, 1999, the Company completed the purchase of various assets, and assumed related mortgage liabilities from various parties. East-West Community Developer, Inc. previously acquired rights to the properties and assigned their rights to Senior Care. The Company issued 49,337 shares of common stock for net assets acquired amounting to $4,904,000, as restated, and 400,000 shares of Series B preferred stock valued at $2,245,000, as restated. The purchase price of $7,149,000, as restated, was based on the fair value of the assets received, based on independent appraisals after deducting for loans assumed. The Company common stock was listed, but not traded on a regular basis; therefore, management determined that the fair value of the assets received was more clearly determinable.

ITEM 3: LEGAL PROCEEDINGS

Delran Litigation
-----------------

Until January, 2003, U.S. West Homes had been involved in litigation in the United States Bankruptcy Court in New Jersey. The company obtained an assignment of a limited liability company interest in Delran Associates, LLC, a New Jersey limited liability company in April, 1999. It took an assignment of this interest from CRT Corporation, who in turn had obtained the membership interest from Willy Farah, an individual who filed for protection under the Bankruptcy Code [11 U.S.C. Section 101, et seq.] shortly after assigning the membership interest to CRT in 1999. Also, at about the same time, $700,000 was borrowed from East West Community Developer which was used by U.S. West Homes as a capital infusion in 1999. A partial interest in the Delran membership interest was assigned to International Thermal Packaging, Inc. [ITP] who loaned the $700,000 to East West which was in turn, by that company, loaned to U.S. West Homes.

Two lawsuits which were eventually consolidated were filed in the Bankruptcy Court, one by International Thermal Packaging seeking the Delran membership interest as a means of collecting the money loaned to East West and, secondly, a lawsuit filed by the Chapter 7 trustee of Willy Farah's estate seeking a turnover of the Delran membership interest which the trustee claimed was assigned to CRT and in turn, to U.S. West Homes, for less than fair consideration. During 2001, the trustee succeeded in obtaining stock in U.S. West Homes which Willy Farah had received as consideration for the assignment of his interest in Delran. A total of 26,667 shares of Senior Care common stock, in the name of the debtor's wife and a company which she controlled, were turned over to the trustee during 2001.

On January 22, 2003, ITP obtained a judgment against U.S. West Homes and is seeking the Delran interest of U.S. West Homes pursuant to the assignment which was given it by CRT Corporation in 1999. The amount of the judgment which it received was for $700,000, unpaid accrued interest of $17,500 with interest continuing to accrue at the rate of 18% per annum, loan points of $4,500, a consulting fee of $100,000 and late charges of $41,000 for a total of $1,227,500. U.S. West Homes believes that the current fair market value of the Delran interest is $2,000,000. That had been the carrying value of this property. However, management again reconsidered the value of the interest as of December 31, 2002 and determined that the carrying value should be further impaired to $1,000,000 based upon recent information which it received from counsel and from counsel to the other parties in this litigation as being an amount which the Company could expect to obtain upon liquidation.

The trustee is also seeking the membership interest for the estate of Willy Farah. If ITP succeeds in its endeavor to obtain the interest, then that interest may be liquidated to pay the claim of ITP and the judgment which it obtained against U.S. West Homes. U.S. West Homes would obtain any amount over the amount of the judgment.

If the trustee succeeds, then U.S. West Homes would loose its Delran interest and ITP would still be owed the amount of the judgment.

Rent USA litigation
-------------------

On July 31, 2001, U.S. West Homes brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased rock crushing equipment that was being operated by Rent USA's subsidiary, Equip USA. This action entitled Senior Care Industries, Inc. v. Tom
E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, and conversion against various defendants. Defaults have been entered against certain individual defendants. Discovery is on going as to those defendants who were not defaulted. Senior Care agreed to dismiss the case as against two defendant who, after investigation, Senior Care found were not involved in the Rent USA alleged frauds.

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

Citicapital has now obtained a judgment against U.S. West Homes for $386,000. However, management believes that as a result of its cross complaint against Citicapital, it may receive a set off against this amount in the amount of $80,000.

Signature Properties foreclosure proceedings
--------------------------------------------

Angelo Rago, et al., the original sellers of the Signature Development property in New Mexico brought an action in the Distict Court for the County of Mernalillo, State of New Mexico to judicially foreclose a deed of trust Executed on behalf of Signature Developers, Inc. by Charles Reeder on August 28, 1997 with a balance due on a promissory note of $128,000 which became due in February, 2002. The action seeks a Judgment in that amount plus accrued interest and seeks to sell the property which is the subject of the deed of trust to satisfy the outstanding debt. The company has made a conscious determination not to actively defend this lawsuit and expects that eventually the property will be sold to cover the debt.

The Grantham litigation
-----------------------

Gregory Grantham and John Saba who are two attorneys and are also members of the Broadway-Acacia, LLC, brought an action against various subsidiaries of U.S. West Homes and against U.S. West Homes as the parent, seeking the repayment of monies which they claim are due from Evergreen Manor II, LLC to Broadway-Acacia, LLC and for damages for allegedly improperly using the assets of Broadway-Acacia as collateral for loans made for the purpose of purchasing Flamingo 55 and San Jacinto. Actions have been brought in both Orange County and in Riverside County, California as well as in Clark County, Nevada. Craig H. Brown, an officer and director of U.S. West Homes is also a member of Broadway-Acacia, LLC as is the Mervyn A. Phelan, Jr., the son of the Chief Executive Officer of the Company, Mervyn A. Phelan, Sr. Mervyn A. Phelan Jr. is managing member of the limited liability company, Broadway-Acacia. He is also being sued in these actions as managing member and individually.

Broadway-Acacia did loan $312,000 to Evergreen Manor II in 1999 and that obligation is admittedly owed. The amount due will be paid from the sale of condominium units and management believes that there will be sufficient monies from those sales to pay this obligation.

Counsel for the U.S. West Homes does not believe that there will be any impact against the assets of the Company as a result of these lawsuits even though the Company may be required to expend up to $100,000 in attorney fees and costs during the process of defending them.

The Mullens litigation
----------------------

During 1999, U.S. West Homes issued a letter of intent to purchase a furniture operation which was to be operated in conjunction with Noble Concepts. The Company agreed with the seller as part of the purchase to assume a lease to certain commercial property where the factory was to be located. However, the landlord never agreed to the assumption and the purchase of the furniture operation was never completed. Eventually, the seller went into bankruptcy. Mullens, the landlord, sued U.S. West Homes, among others, for breach of the lease and claims damages of approximately $100,000 in back rent and claimed other damages.

A motion for summary judgment brought by the plaintiff, Mullens, was denied in February, 2003 and U.S. West Homes now intends to bring a motion for summary judgment itself based upon the facts in the case which fail to show that U.S. West Homes had any agreement with the landlord or that the landlord ever agreed to allow U.S. West Homes to assume the lease in question. Counsel for U.S. West Homes does not believe that there will be any impact against the Company even though the Company may be required to expend up to $10,000 in Attorney fees and costs during the process of defending this litigation.

Actions against officers and directors
--------------------------------------

On September 30, 2002, the U.S. Securities and Exchange Commission filed a civil injunctive action in the United States District Court for the District of Utah against various individuals including Mervyn A. Phelan, Sr. and Craig H. Brown charging them with securities fraud in an alleged scheme to manipulate the stock of Freedom Surf, Inc. (now known as Freestar Technologies, Inc.). U.S. West Homes has had no business relationship with Freedom Surf, Inc. U.S. West Homes has never had any ownership position in Freedom Surf, Inc. Mervyn A. Phelan, Sr. and Craig H. Brown were never officers, directors or employees of Freedom Surf, Inc. In January, 2003, these individuals attended a hearing where criminal charges were brought by the United States Attorney in the Southern District of New York relating to these same events charging violation of 18 USC Section 1343 and 1346 and 17 USC, Code of Federal Regulations, Section 240.10b-5. Mervyn A. Phelan, Sr. and Craig H. Brown plead not guilty to such charges.

SEC formal investigation
------------------------

The U.S. Securities and Exchange Commission is conducting a formal investigation of U.S. West Homes into various accounting matters into the events that led to our restatement of our financial results for 1999 and our acquisition of certain properties located in Baja, Mexico and the disposition of Senior Care International, S.A. de C.V., the subsidiary which held those properties. We are cooperating with the investigation and have provided documents requested by the SEC, and former and current employees have met with SEC personnel. No formal action has been taken by the SEC against U.S. West as of the date of this prospectus. However, it is possible that the SEC could commence litigation proceedings against U.S. West Homes, its officers, directors, or employees. The potential results of such litigation would be inherently unpredictable. The uncertainty associated with such potential litigation could harm our business and financial condition. In addition, negative developments with respect to the investigation and such potential litigation could cause our stock price to decline. Moreover, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of such a litigation, any such payment could harm our financial condition. In addition, such litigation could contain requests for injunctive relief, including an injunction prohibiting any of our officers or directors from continuing as officers or directors of U.S. West Homes.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Actions by shareholders on January 23, 2002
-------------------------------------------

There was no meeting of shareholders for 2002. Rather, a group of shareholders representing a majority of the shares, both common and preferred, entitled to vote passed the following resolutions on January 23, 2002:

        1. to amend the Articles of Incorporation to increase the number of shares outstanding from a total of 55,000,000 to 110,000,000 with a par value of $.001 of which 100,000,000 are to be common shares and 10,000,000 are to be preferred; and

        2. to re-elect the following persons to the Board of Directors for the ensuing year: Mervyn A. Phelan, Sr., Craig Brown, Bob Coberly, Scott Brake, David Tanner, John Edwards.

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

Actions taken by shareholders on June 5, 2002
---------------------------------------------

A group of shareholders representing a majority of the shares, both common and preferred, entitled to vote passed the following resolution on June 5, 2002:

        1. to amend the articles of incorporation to increase the number of shares outstanding from a total of 110,000,000 with a par value of $.001 to 220,000,000 with a par value of $.001 of which 100,000,000 are to be common shares and 20,000,000 are to be preferred.

Actions taken by shareholders on September 18, 2002
---------------------------------------------------

A group of shareholders representing a majority of the shares, both common and preferred, entitled to vote passed the following resolution on September 18, 2002:

        1. to amend the articles of incorporation to change the name of the corporation from Senior Care Industries, Inc. to U.S. West Homes, Inc.

Actions taken by shareholders on January 13, 2003
-------------------------------------------------

A group of shareholders representing a majority of the shares, both common and preferred, entitled to vote passed the following resolution on January 13, 2003:

        1. to amend the articles of incorporation to increase the number of shares outstanding from a total of 220,000,000 with a par value of $.001 to 1,050,000,000 with a par value of $.001 of which 1,000,000,000 are to be common shares and 50,000,000 are to be preferred.

        2. to approve the adoption of the 2003 Qualified Stock Option Plan for employees and consultants.

Actions taken by shareholders on February 28, 2003
--------------------------------------------------

        1. to re-elect Mervyn A. Phelan, Sr., Craig H. Brown, David Tanner and John Edwards as directors for the ensuing year and to elect Lawrence R. Young as a director for the ensuing year.

        2. to amend the articles of incorporation to increase the number of shares outstanding from a total of 5,500,000,000 with a par value of $.001 to 5,500,000,000 with a par value of $.001 of which 5,000,000,000 are to be common shares and 500,000,000 are to be preferred.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

U.S. West Homes' authorized stock consists of 1,000,000,000 authorized shares of common stock and 50,000,000 shares of preferred stock, all classes having a par value $.001 per share, of which 886,842,367 constituted common shares outstanding as of March 27, 2003 being held by a total of approximately 2,700 persons or entities.

U.S. West Homes common stock trades on the Over the Counter Bulletin Board [OTC:BB] under the symbol USWH.

During the last ten day period, this stock has traded at an average bid price of between $.002 to $.003 per share and an ask price of of $.002 to $.003.

What appears below is a breakdown of the average high and low bid price over the last two years for Senior Care Common stock adjusted for the 11 for 10 stock dividend granted in 2001 and a 1 for 30 reverse stock split also granted in 2001:

Period                   High       Low
-----------------------------------------
2nd quarter 1999       $ 30.00   $ 30.00
3rd quarter 1999         80.00     30.00
4th quarter 1999        230.00     50.00

1st quarter 2000        160.00     75.00
2nd quarter 2000        160.00    120.00
3rd quarter 2000         84.00     25.00
4th quarter 2000         38.00       .62

1st quarter 2001          3.50       .62
2nd quarter 2001          4.65      2.70
3rd quarter 2001          2.25       .40
4th quarter 2001          1.70       .65

1st quarter 2002          1.10       .32
2nd quarter 2002           .32       .09
3rd quarter 2002           .09       .04
4th quarter 2002           .04       .02

1st quarter 2003           .03       .01

Payment of dividends:
---------------------

U.S. West Homes has paid no cash dividends since its stock has been traded. It did pay a stock dividend of 1 share of common stock for each 10 shares owned in early 2000. There are no restrictions either in our articles of incorporation or by-laws or any current resolution of the board of directors that would limit our ability to pay dividends on our common equity.

Prior registration of stock issues:
-----------------------------------

U.S. West Homes has filed a series of Forms S-8 to register stock being issued to officers, employees and consultants of U.S. West Homes. The company also registered shares which may be issued pursuant to grants of stock options pursuant to the 2003 Qualified Stock Option Plan.

We also filed the following registration statements within the last three years, all of which have been withdrawn:

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

The following Registration Statements have been filed on Form S-8:
------------------------------------------------------------------

The following registrations on Form S-8 have been filed registering stock issued to officers, employees and consultants of U.S. West Homes:

Date of filing                  Number of shares       Value of shares
                                Registered           on Registration date
-------------------------------------------------------------------------

April 7, 2000                      107,000 (1)           $   107,000
October 12, 2000                   610,000 (1)           $   610,000
December 8, 2000                   700,000 (1)           $   584,000
April 19, 2001                   3,013,548               $ 1,200,000
May 23, 2002                     4,300,000               $   860,000
October 11, 2002                15,700,000               $   942,000
December 30, 2002               21,000,000               $   546,000
February 11, 2003               88,980,000               $   978,000
March 4, 2003                  239,223,733               $ 1,435,400

No compensation was paid to U.S. West Homes on any of these shares and they were issued strictly in lieu of cash compensation to officers, employees and consultants who received them.

        (1) The registration statements dated April 7, October 12, and December 8, 2000 resulted in the issuance of shares which were increased as a result of an 11 for 10 stock split increasing the number of these shares, then on March 15, 2001 reducing the number of those shares pursuant to a 1 for 30 share reverse stock split.

Security ownership and principal shareholders
---------------------------------------------

As of March 27, 2003, there were 886,842,367 common shares outstanding. On March 12, 2001, the shareholders at their annual meeting authorized the Board of Directors in its discretion to allow a one time reverse split of the common shares of the Company, that reverse split not to exceed a 30 to 1 reverse split of shares. On the same day, the Board of Directors met and authorized a reverse split whereby each owner of 30 shares would receive 1 share as of March 15, 2001. This resulted in the number of common shares outstanding being reduced from 13,399,001 to 446,634 shares outstanding.

Following the reverse split, the following shares were issued:

        1. To various present and former officers and directors during the last three years:

Name                      Position                         Number of shares
-------------------------------------------------------------------------------

Mervyn A. Phelan, Sr.     chairman & CEO                   129,000,000 (1)

Craig Brown               president & director             132,004,516 (2)

Robert Coberly            former vice president,
                          treasurer & Director                 900,000

John Cruickshank          former vice president,
                          secretary & director              13,400,000

Stephen Reeder            former chairman, CEO
                          president & director              40,200,000

Bob Eschwege              former plant manager
                          & former vice president              300,000

Scott Brake               former director                      300,000

Denzel Harvey             former director                      100,000

David Edwards             director                          20,200,000

John Tanner               director                          20,200,000

David Tsai                former project manager            10,300,000

        (1) These shares were issued pursuant to a comprehensive employment agreement made with Mervyn A. Phelan, Sr. effective March 12, 2001. Under the terms of that Employment Agreement, Senior Care agreed to the following basic terms:

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

        (2) These shares were issued pursuant to a comprehensive employment agreement which became effective on December 5, 2002 with Craig H. Brown who has served as a director and President of the company since May, 2001. Under the terms of that Employment Agreement, Senior Care agreed to the following basic terms:

a. Mr. Brown will not receive a regular salary and shall receive other benefits in lieu of salary. Those benefits are as follows:

b. For each fiscal year during Mr. Brown's employment under the terms of the 5 year employment contract, he will be eligible to receive an annual bonus (the "Bonus") based upon an Executive Incentive Compensation Plan (the "Plan") to be developed by executive management of the Company and approved and adopted by the Board of Directors. This Plan will include the terms, conditions and formula for computing bonuses for the Company's executive officers for each fiscal year; it being understood that the Company's expectation is to pay bonuses of at least twenty percent (20%) of an executive officer's base salary annualized for the achievement of annual strategic and operating plan goals and objectives. Executive shall be eligible to receive a share of any stock options under the terms of any Stock Option Plan which the Board of Directors or the shareholders may authorized during the course of the employment of the Executive.

2. The Company issued stock during the years ended December 31, 2001 and 2002 in lieu of cash compensation to various individuals and entities for services rendered as follows:

                                                                     Compensatory
Purpose for                          Shares Issued                       Value
Issuing Stock                    2001          2002              2001              2002
                             -----------    -----------       ------------    -------------

Legal                           200,000      5,500,000        $   202,000     $    145,000

Real estate due diligence,
 prospecting and consulting   4,036,882     24,321,088          5,108,000        3,147,000

Investor relations                    -     11,625,000                  -          827,000

Director fees                   200,000        200,000            203,000          150,000

Employee compensation         9,600,000     13,900,000          9,799,000        2,777,000
                             -----------    -----------       ------------    -------------
Totals                       14,036,882     55,546,088        $15,312,000     $  7,046,000
                             ===========    ===========       ============    =============

The Company issued stock during the years ended December 31, 2001 and 2002 to pay debts in lieu of cash as follows:

The Company issued stock during the years ended December 31, 2001 and 2002 to pay debts in lieu of cash as follows:


                                                                       Compensatory
Purpose for                          Share Issued                          Value
Issuing Stock                    2001             2002              2001           2002
--------------------------     ----------    -------------     -------------  -------------
Payment to contractors             1,683                -      $     14,000   $          -

Payments on notes payable
to related party                       -       22,978,401                 -      2,199,000

Payoff mortgage                2,871,812                -         2,068,000              -
--------------------------     ----------    -------------     -------------  -------------
Total                          2,873,495       21,778,001      $  2,082,000   $  2,199,000
                               ==========    =============     =============  =============

Since December 31, 2002, common stock has been issued to officers, consultants and other professionals in lieu of cash payments. Also, the 2003 Stock Option Plan was implemented by the shareholders and options for the purchase of up to approximately 100,000,000 common shares were also issued to officers, directors and consultants. Then, stock was issued as the Company's investment in a joint venture. The following table shows the number of shares issued and the values of each:

Purpose for               Shares issued         Relationship        Value of
Issuing Stock                                    to issuer          shares on
                                                                  date of issue
-----------------------   -------------         -------------     -------------
Legal                       23,780,000          None              $   331,000

Real estate due
diligence investigation
& assistance               208,200,000          (1)                 2,129,000

Investor relations          35,000,000          None                  295,000

Officers and directors     260,000,000          (2)                 1,040,000

Stock issued in joint
Venture                    250,000,000          Joint venture       1,750,000
                                                investment
                          -------------                           ------------
Totals:                    776,980,000                            $ 5,545,000
                          =============                           ============

        (1) 80,000,000 shares of the total noted here were issued to Mervyn A. Phelan, Jr., the son of Mervyn A. Phelan, Sr., Chief Executive Officer of the Company.

        (2) 120,000,000 shares each were issued as a part of the compensation packages to Craig H. Brown, President, and Mervyn A. Phelan, Sr., Chief Executive Officer. 20,000,000 shares each were issued to the two outside directors, David Edwards and John Tanner.

The Company issued stock for cash as follows:

Purpose for              Shares issued during              Relationship             Value of
Issuing Stock            2001           2002        2003    to issuer               shares on
                                                                                  date of issue
                                                                          2001         2002         2003
--------------------------------------------------------------------------------------------------------------

Sale to European         790            --          --        None      $ 10,000    $     --      $     --
individuals

Senior Care sold a total of 790 common shares of restricted stock to individual persons in Europe during 2001 and prior to March 15, 2001 and received a total in cash of $10,000 from these sales. The sale price had no relationship to the stock trading price on the date the shares were sold. The sale price was by contractual arrangement with the individual purchasers.

Stock options
-------------

The company has a qualified stock-based compensation plan under which stock options have been granted to key managers, officers, directors and consultants at the market price on the day of grant which was at $.026 per share. All grants are fully exercisable at any time and will expire on January 8, 2005. None of these stock options were outstanding as of the end of December 31, 2002 and the company had issued no stock options prior to that date.

Option activity over the last three years is set forth below:

                                                    Options
                                        2000         2001           2002
-----------------------------------------------------------------------------
Outstanding December 31                 -0-          -0-             -0-
Granted                                 -0-          -0-             -0-
Exercised                               -0-          -0-             -0-
Cancelled                               -0-          -0-             -0-

Outstanding January 1                   -0-          -0-             -0-
Exercisable                             -0-          -0-             -0-
Available for grant                     -0-          -0-             -0-

Average price
 Outstanding beginning of year          -0-          -0-             -0-
 Granted                                -0-          -0-             -0-
 Exercised                              -0-          -0-             -0-
 Outstanding end of year                -0-          -0-             -0-
 Exercisable end of year                -0-          -0-             -0-
Weighted average fair market value of
options granted during the year         -0-          -0-             -0-

The following table summarizes information about stock options outstanding as of March 25, 2003:

Plan Category            Number of securities to       Weighted average       Number of securities
                         be issued upon exercise       exercise price of      remaining available
                         of outstanding options        outstanding options    future issuance under
                         warrants and rights           warrants and rights    equity compensation
                                                                              plans
---------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders         100,000,000                   $.026                  None
---------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders         None
---------------------------------------------------------------------------------------------------

Summary of stock issued and outstanding
---------------------------------------

U.S. West Homes had the following stock issued and outstanding as of the date set forth in the chart below:

Class           Number of shares
                As of March 25, 2003
------------------------------------
Common

Preferred
Series A              -0-
Series F           1,050,000
Series G              89,821
Series J             540,000
Series K             100,000

Common Stock:
------------

The following sets forth the number of shares of our common stock beneficially owned by (i) each person who, as of March 25, 2003 known by us to own beneficially more than five percent (5%) of our Common Stock and (ii) our officers and directors and (iii) officers and directors as a group.

NAME AND ADDRESS                    AMOUNT AND NATURE OF             PERCENT OF
OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)(2)(3)   CLASS
-------------------                 ------------------------------   ----------

(i) Las Brisas de la Mar                250,000,000                    28.2%
    39900 N. General Kearny
    Temecula, CA 92591

    Aliso Circle Irrevocable Inter
    Vivos Trust                         120,000,000                    13.5%
    1278 Glenneyre, Suite 212
    Laguna Beach, CA 92651

    Vista de Catalina Trust             120,000,000                    13.5%
    9 Vista de Catalina
    Laguna Beach, CA 92651

    Mervyn A. Phelan, Jr.                40,000,000                     4.5%
    410 Broadway
    Laguna Beach, CA 92651

    David Michael, LLC                   52,987,369                     6.0%
    3809 South West Temple
    Salt Lake City, UT 84115

(ii) Officers and Directors
     The address for all officers and directors is 410 Broadway, 2nd Floor, Laguna Beach, CA 92651 unless otherwise noted

Mervyn A. Phelan, Sr.
through Aliso Circle Trust
and Silver Streak Investments           160,000,000                    18.1%

Craig Brown
through Vista de Catalina Trust         160,000,000                    18.1%

David Edwards                            20,200,000                     2.2%
Westgate House
Long Melford
Suffolk, UK CO109DR

John Tanner                              20,200,000                     2.2%
Westgate House
Long Melford
Suffolk, UK CO109DR

Richard Greene                            1,000,000                     0.0%

(iii) Officers &
Directors as a group                    362,400,000                    41.2%

(1) All ownership is beneficial and of record, unless indicated otherwise and includes shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, except the shares held by David Michael, LLC which are subject to an irrevocable proxy to vote the shares as the majority of other shareholders votes in shareholder elections.

(3) Mervyn A. Phelan, Jr., Trustee of the Aliso Circle Irrevocable Inter Vivos Trust is the son of Mervyn A. Phelan, Sr., Chief Executive Officer of Senior Care and Chairman of the Board of Directors. The beneficiaries of the Trust are Sharon Phelan, wife of Mervyn A. Phelan, Sr., the children and grand_children of Mervyn A. Phelan, Sr. Mervyn A. Phelan, Jr. is also the president of Silver Streak Investments with the stock in that company being owned by the Aliso Circle Trust.

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

SERIES F: 1,050,000 shares of Series F convertible preferred was issued as for the purchase of properties in Baja California del Norte, Mexico during the year 2001. These shares are convertible into common stock of Senior Care on a formula which allows 20% of the number of preferred shares to be converted into common stock on the 24 month anniversary date of the issuance of the preferred shares and 20% of the preferred shares convertible on each anniversary date thereafter until all shares have been converted. The period of the conversion, therefore, is six years from the date of issue. Each share of Series F preferred converts into a sufficient number of common to pay the purchase price for the properties which underlie the stock issuance. However, in order for the holder of the preferred shares to request conversion, the holder must be able to grant good title to the properties which underlie the original issuance of the preferred. Management has received information which causes it to believe that it will not be possible for Immobilaria Plaza Baja California to deliver title to the property which represents 150,000 shares of Series F preferred and therefore, those shares will in the opinion of management and its counsel, never be convertible.

As to the other shares held by other entities, upon request for conversion and upon satisfactory evidence that the holder of the Series F preferred has the ability to transfer title to the property which underlies the issuance of these shares to the present holder of the underlying contracts for deed, then the Series F preferred could be presented for conversion by the holder thereof. The number of shares of common stock to be issued upon conversion is based upon the average ask price of the stock over a ten day period prior to the conversion date. However, Senior Care has an option to repurchase all of the preferred shares prior to the conversion date by payment of cash either to the seller or to a lien holder of the seller. The exact payment terms as to each parcel of real property and the number of common shares which may result from the conversion of Series F preferred, the conversion terms and the repurchase option are set forth below:

Name of            Number of Series     Conversion         Conversion terms        Repurchase option
shareholder        F preferred shares   Amount
------------------------------------------------------------------------------------------------------
Planificacion           300,000         $ 14,950,000       20% after 24 months    30 days before
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

The earliest first conversion date for these shares is April 30, 2003 at which time the holder could present a total of 60,000 shares of Series F preferred for conversion into common stock with a value on the first conversion date of $2,990,000.

Based upon the present ask price of the stock of U.S. West Homes as of April 14, 2003 of $.003 per share, the number of common shares which would be required to be issued would be as follows:

date of issue                 number of shares               number of shares of
                              of Series F cancelled          common issued
--------------------------------------------------------------------------------
April 30, 2003                60,000                         996,000,000
April 30, 2004                60,000                         996,000,000
April 30, 2005                60,000                         996,000,000
April 30, 2006                60,000                         996,000,000
April 30, 2007                60,000                         996,000,000

Name of            Number of Series     Conversion         Conversion terms        Repurchase option
shareholder        F preferred shares   Amount
-------------------------------------------------------------------------------------------------------
Tri-National Holdings    600,000        $ 22,300,000       20% after 24 months    30 days before
                                                           20% after 12 months    1st conversion date
                                                           until all converted    30 days before
                                                                                  later conversion date
                                                                                  with $9,800,000
                                                                                  redeemed on payment
                                                                                  to Capital Trust

The earliest first conversion date for these shares is April 30, 2003 at which time the holder could present a total of 120,000 shares of Series F preferred for conversion into common stock with a value on the first conversion date of $2,500,000.

Based upon the present ask price of the stock of U.S. West Homes as of April 14, 2003 of $.003 per share, the number of common shares which would be required to be issued would be as follows:

date of issue                 number of shares             number of shares of
                              of Series F cancelled        common issued
--------------------------------------------------------------------------------
April 30, 2003                120,000                      833,000,000
April 30, 2004                120,000                      833,000,000
April 30, 2005                120,000                      833,000,000
April 30, 2006                120,000                      833,000,000
April 30, 2007                120,000                      834,000,000

SERIES G: A total of 189,821 shares of Series G preferred shares were outstanding held by 6 shareholders as of March 25, 2003. These shares convert into common stock in Senior Care, each share of Series G preferred converting into 60 shares of common stock on a formula which allows conversion of 20% of the number of preferred shares held by an individual preferred shareholder on the anniversary date of the issuance of those preferred shares and 20% on each anniversary date thereafter until all preferred shares have been converted. The conversion time is therefore five years. Thus, 189,821 Series G preferred shares will convert into common shares as follows:

Total Series G preferred: 189,821 x 60 = 11,389,260

with the following number of additional shares being outstanding over the conversion period:

Total dilution 12 months from issue date = 2,277,852
               24 months from issue date = 2,277,852
               36 months from issue date = 2,277,852
               48 months from issue date = 2,277,852
               60 months from issue date = 2,277,852

SERIES J: A total of 557,642 shares of Series J preferred shares ("J Preferred") were outstanding held by one (1) shareholder at December 31, 2002. The Series J preferred stock converts over a period of 10 years from the issue date, 20% every two years. The total shares represent $22,626,000 less debt of $7,377,000 or $15,249,000.

Total Series J preferred: 557,642 = value of $15,249,000 divided by $.003 per share = 5,083,000,000 common shares

If the price per share were to remain unchanged over the 10 year period provided for conversion, the following total dilution of common stock would occur over that period of time:

Total dilution 24 months from issue date = 1,016,000,000
               48 months from issue date = 1,016,000,000
               72 months from issue date = 1,016,000,000
               96 months from issue date = 1,016,000,000
              120 months from issue date = 1,016,000,000

SERIES K: A total of 50,000 shares of Series K preferred shares were outstanding held by 2 shareholders as of March 25, 2003. These shares convert into common in U.S. West Homes, these shares converting into a sufficient number of common shares to pay $1,000,000 in lieu of cash.

Over a period of 5 years, the Series K preferred converts into common stock, 20% of the Series K preferred converting after 12 months and additional 20% conversions occurring on each 12 month anniversary date. A total of $1,000,000 is paid in common stock on the conversion date using the average ask price of that stock during the 10 day period prior to the actual conversion. Assuming a recent ask price of U.S. West Homes common at $. per share, the following dilution would occur:

Total Series K preferred: 50,000 = value of $2,000,000 divided by $.003 per share = 666,000,000 common shares.

If the price per share were to remain unchanged over the 5 year period provided for conversion, the following total dilution of common stock would occur over that period of time:

Total dilution 12 months from issue date = 133,300,000
               24 months from issue date = 133,300,000
               36 months from issue date = 133,300,000
               48 months from issue date = 133,300,000
               60 months from issue date = 133,300,000

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

However, no filing with the Securities & Exchange Commission has occurred since August 2, 2002. As a result, management determined that there was considerable doubt as to whether this company would meet its goals. As a result, management made the determination to impair the entire carrying value of its investment in Stem Genetics. The impairment of this asset is more fully discussed below under asset impairments in the next section of this Annual Report.

Sales of assets
---------------

The Las Vegas shopping mall and office complex
----------------------------------------------

On April 25, 2002, two subsidiary corporations of U.S. West Homes were sold in two cash and stock transactions. The buyer, in both instances, Aall Finished Construction, Inc. is a wholly owned subsidiary of U.S. Homes and Properties, Inc., a public company traded on the over the counter bulletin board under trading symbol "USHP."

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

However, the sale of the Pecos Russell Business Center was not successful and on January 6, 2003, an agreement was reached between Aall Finish Construction, U.S. West Homes and Ed Webb, the original seller of the property to U.S. West Homes, pursuant to which Ed Webb took title to the property. The stock which U.S. Homes and Properties, Inc. issued to U.S. West Homes was returned, the promise to pay $250,000 was cancelled and 50,000 shares of Series K preferred stock which U.S. West Homes had issued to Ed Webb was likewise cancelled.

The Mexican properties
----------------------

On May 29, 2002, U.S. West Homes entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The sale price was $70,229,055 U.S. payable in four (4) years. However, two of these contracts have now been determined to be unenforceable and management agreed to cancel the promissory notes which related to those unenforceable contracts. This has reduced the amount to be paid under these promissory notes to $48,150,000. The carrying value of the contracts for deed held by Senior Care International is now $20,151,000. Because we have a continuing interest to support arbitration and/or litigation efforts, to assist in financing and to advise with regard to the development of the properties, the carrying value of the notes receivable has been adjusted to mirror the former carrying value of those contracts for deed which are believed to be enforceable.

Additionally, an amount of up to 8% of the purchase price will be paid in a combination of cash and stock to various entities who assisted in the transaction.

Impairment considerations
-------------------------

Management meets at least quarterly to review U.S. West Homes's real estate and other assets to determine whether there should be any adjustment in the carrying value of those assets and to determine future discounted cash flows or fair value as may be appropriate under the circumstances. We impaired the following assets as of December 31, 2002:

Asset                 Impairment
                      Amount
-----------------     -------------
U.S. Homes and
 Properties           $  4,150,000
Delran Associates        1,000,000
Stem Genetics              870,000
Notes receivable        12,321,000
Real estate assets       1,138,000
Settlements of notes
 to related party        1,741,000
Loss on settlements        518,000
                      -------------
Total:                $ 21,738,000
                      =============

Stock in Stem Genetics
----------------------

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

Stem Genetics is presently a privately held company which has filed an SB-2 Registration Statement to register a private offering of stock to the public at $1.00 per share. No filing with the Securities & Exchange Commission has been made since August 2, 2002. Earlier in the year, 2002, management made a determination that the asset no longer could be considered having a value of $3,000,000 and therefore impaired the carrying value to $870,000. At the end of the year, it determined that the asset has no appreciable value and has further determined to impair the carrying value from $870,000 to zero.

Stock in U.S. Homes & Properties, Inc.
--------------------------------------

We also hold 4.2 million shares of Career Worth common stock which is traded in the over the counter bulletin board market and has recently suffered substantial price declines. The stock declined from an average bid price of approximately $3.00 per share in April of 2002 when U.S. West Homes accepted the stock to an average bid price over the last month of between $0.06 and $0.05 per share. Even though the contracts under which we accepted payment for the sale of stock in Friendly Bear Plaza, Inc. and P/R Business, Inc. calls for an adjustment in April of 2003 which could result in more shares being issued to us because the stock has fallen on the market, management of U.S. West Homes did not consider this fact sufficient to keep them from impairing the carrying value of the asset. After reviewing Career Worth's most recent quarterly report and based upon the fact that it has 28,250,417 shares outstanding and a reported shareholder equity of only $1,673,262, management of U.S. West Homes determined that it should reduce the carrying value of Career Worth stock from $4,200,000 or $1.00 per share to $50,000 or $.012 per share.

The Delran limited liability membership interest
------------------------------------------------

U.S. West Homes acquired a 45% membership interest in Delran, an entity which holds 30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income or loss from Delran because management of U.S. West Homes has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. U.S. West Homes initiated litigation in late 1999, which continues through the current date, to liquidate and distribute the assets of Delran. Management had information available in 2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management has now determined that an additional impairment of $1,000,000 be recorded during the year ended December 31, 2002 leaving a revised carrying value of $1,000,000 at December 31, 2002.

The interest in Signature Properties
------------------------------------

The original sellers of the Signature Development property in New Mexico brought an action to foreclose the lien which they hold on our Signature Property development New Mexico. They are owed $128,000. The action seeks a Judgment in that amount plus accrued interest and seeks to sell the property which is the subject of the deed of trust to satisfy the outstanding debt. The company has made a conscious determination not to actively defend this lawsuit and expects that early in 2003 the property will be sold to cover the debt. The carrying value of this property was $619,000 but the asset was impaired down to the value of the lien due to the pending foreclosure and management's decision not to pay the lien or to pursue development of the property because recent market studies showed that the Company would not profit from development of the property unless a zoning variance was obtained and the prospect or succeeding in obtaining a zoning variance was considered remote.

Results of operations
---------------------

The results of operations of U.S. West Homes for the year ended December 31, 2001, as restated, compared to the year ended December 31, 2002 are discussed below as are the results for the twelve month period ended December 31, 2001, as restated, compared to December 31, 2002 and the financial statements concerning operations for those periods which appear in Exhibit 13 to this Annual Report.

Revenues
--------

During the year ended December 31, 2001, U.S. West Homes received income from real estate sales, equipment rental and commercial real estate rentals as well as income from its manufacturing operations. Likewise, during the year ended December 31, 2002, revenues came from the same sources.

For the twelve month period ended December 31, 2001, as restated, we realized furniture sales of $4,700,000 as compared to sales for the year ended December 31, 2002 of $4,481,000. Income from condominium sales for the year ended December 31, 2001 totaled $4,101,000 as compared to condominium sales of $671,000 during the twelve period ended December 31, 2002. The reason for the reduction in condominium sales resulted from a dispute which arose between the contractor and Company management which resulted in Evergreen Manor II being placed under bankruptcy protection. This resulted in no sales for a period of nearly eleven months. Sales resumed in November, 2002 and are now proceeding.

Cost of goods sold - furniture sales
------------------------------------

For the twelve month period ended December 31, 2001, the cost of goods sold was $3,878,000 or 82.5% of adjusted gross sales as compared to $3,437,000 for the twelve month period ended December 31, 2002, which equaled a total of 76.9% of gross sales from our furniture manufacturing operations. The improvement in costs was the direct result of a new factory manager being hired who reduced costs and improved the assembly line by making manufacturing operations more efficient.

Selling, general & administrative expenses - furniture sales
------------------------------------------------------------

Sales and marketing expenses for the twelve month period ended December 31, 2001 which were associated with furniture sales totaled $269,000 as compared to $262,000 for the twelve month period ended December 31, 2002. Noble Furniture had administrative costs of $643,000 for the twelve month period ended December 31, 2001 as compared to $517,000 for the twelve month period ended December 31, 2002. Again, marked reduction in costs at Noble were the direct result of efficiencies in operations made by the new factory manager.

Stock based compensation
------------------------

During the twelve month period ended December 31, 2002, U.S. West Homes issued 13,900,000 shares of common stock as stock based compensation to officers, directors and employees with a value of $2,777,000 based upon the market price for those shares on the date of issue. Additionally, U.S. West Homes issued 22,000,000 shares of common stock to real estate consultants in lieu of cash compensation with a value of $3,147,000. 5,500,000 shares were issued to attorneys in lieu of $145,000 in cash for legal fees. 11,625,000 shares were issued for investor relations with a value of $827,000. Finally, we issued 200,000 shares to directors in lieu of directors' fees with a value of $150,000.

Interest expense
----------------

Interest expense totaled $1,638,000 for the twelve month ended December 31, 2001 as compared to $1.437,000 for the twelve month period ended December 31, 2002.

Net loss
--------

The net loss on continuing operations for the twelve month period ended December 31, 2001 was $19,518,000 as compared to a loss of $31,680,000 for the twelve month period ended December 31, 2002. This resulted in a net loss per share, both basic and diluted of $1.59 for the twelve month period ended December 31, 2001 based upon a weighted average of 12,290,862 shares outstanding, both basic and diluted as compared to a net loss of $0.33 per share, both basic and diluted, for the twelve month period ended December 31, 2002 based upon a weighted average of 92,888,776 shares outstanding, both basic and diluted.

When the loss on continuing operations is combined with the gain or loss from discontinued operations, then the following picture is shown. The net loss after including discontinued operations for the twelve month period ended December 31, 2001 was $20,416,000. This translates into a loss for the twelve month period ended December 31, 2001 of $1.66 per share basic and diluted. The net loss when combined with discontinued operations for the twelve month period ended December 31, 2002 decreased the loss to $30,888,000. This decrease in the loss was not significant enough to effect the loss per share which remained at $0.33 per share, both basic and diluted, for the twelve month period ended December 31, 2002 based upon a weighted average of 92,888,776 shares outstanding, both basic and diluted.

Liquidity and capital resources
-------------------------------

To date, we have funded our capital requirements for our current operations from cash obtained from real estate construction loans and from equity lines of credit, the majority of which was from related parties.

Net cash provided by operating activities totaled $928,000 for the twelve month period ended December 31, 2001 as compared to net cash used by operating activities of $956,000 for the twelve month period ended December 31, 2002.

Net cash provided by investing activities totaled $82,000 for the twelve month period ended December 31, 2001 as compared to cash used by investing activities of $986,000 for the twelve month period ended December 31, 2002.

Net cash used in financing activities totaled $952,000 for the twelve month period ended December 31, 2001 as compared to net cash provided by financing activities of $1,920,000 and for the twelve month period ended December 31, 2002.

Net cash paid for interest not including interest paid which was capitalized totaled $1,638,000 for the twelve month period ended December 31, 2001. No interest was capitalized for the twelve month period ended December 31, 2002.

Also, for the twelve month period ended December 31, 2001, U.S. West Homes disclosed non-cash transactions in which it issued preferred stock with a market value on the date of issue of $49,380,000. For the twelve months ended December 31, 2002, U.S. West Homes disclosed non-cash investing and financing activities in which it received promissory notes totaling $500,000 from the sale of Friendly Bear and Pecos Russell, which it has subsequently had to write off as uncollectible, received marketable securities on discontinued operations with a value of $50,000 and $32,478,000 from the sale of stock in Senior Care International. We also issued common stock in conversion of notes payable to related parties totaling $1,927,000, issued stock for an investment in Stem Genetics with a value of $870,000 and other financing and investing activities totaling $4,200,000. We also issued redeemable common stock for debt totaling $7,377,000.

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

Also, U.S. West Homes has an equity line with Richfield Financial, a company which is owned by a syndicate of 35 investors. The managing member of the limited liability company is Mervyn A. Phelan, Jr., trustee of the Aliso
Circle Irrevocable Trust. Mr. Phelan is the son of U.S. West Homes's chairman and Chief Executive Officer. As of December 31, 2002, U.S. West Homes had taken a total of $3,338,000 against that credit line. The Company has the ability to borrow up to a maximum of $5,000,000. Richfield has given notice to management that it will continue to support the cash needs of the Company and will, if necessary, increase the credit line. Management has received confirmation from Mervyn A. Phelan, Jr. in the form of bank deposit confirmations that Richfield Financial has cash and liquid securities on hand and available for the immediate use of U.S. West Homes totaling $1,500,000.

The Company will need to refinance the land loans which it has on the San Jacinto property as well as the Flamingo 55 property within the next few months. That is because the San Jacinto land loan is already due and the Flamingo land loan comes due in June, 2003. This will require the Company to obtain financing of at least $5,280,000 in order to pay those loans. As of the date of this Annual Report, U.S. West Homes has not accepted any commitment to refinance these loans. If U.S. West Homes does not accept find new loans soon or is unable to find a loan that Acceptable to the Company or is unable to obtain new loans at all, this would seriously impact U.S. West Homes's ability to complete these planned projects and could result in foreclosure. However, management believes that if it became impossible to find such financing, U.S. West Homes could sell the projects to others before foreclosure could be completed due to the enhancements to the value of those projects which U.S. West Homes has already completed such as the recording of a plot map, completion of engineering and plan approvals.

The chart which appears below shows the present value of these properties based upon recent appraisals or broker's opinion of value and establish what management believes could be obtained if the Company were required to sell out either one or both of these projects.


Name of project             Purchase price    Additional     Total            Appraisal or
                                              Investment     Investment       other opinion
-------------------------------------------------------------------------------------------------
Flamingo 55                 $   990,000       $   232,000     $ 1,222,000      $ 1,300,000
                                                                               based on recent
                                                                               offer to purchase

The Cottages at San Jacinto   3,000,000           986,000       3,986,000        6,098,000
                                                                               based on appraisal
                                                                               in March, 2003
                            ------------        ----------    ------------     ------------
Total:                      $ 3,990,000         1,218,000     $ 5,208,000      $ 7,398,000


The promissory notes totaling $1,596,000 in connection with the Evergreen condominium development were due and payable in full in February, 2002. The lenders have agreed to allow Evergreen to pay these notes in an orderly manner as the units are sold. Evergreen is presently under the aegis of the Bankruptcy Court and the creditors have not taken any action which would jeopardize the interest which U.S. West Homes has in that asset.

The second loan of the Flamingo 55 property in Las Vegas is also delinquent in the amount of $53,000. The lender is presently in bankruptcy in Nevada and U.S. West has been negotiating with the bankruptcy trustee in that case to settle the payment of this loan by payment in full. U.S. West Homes does have the ability to pay this loan if and when the bankruptcy trustee determines to accept a negotiated payment amount. The Company believes that the bankruptcy trustee has no intention of commencing foreclosure proceedings to enforce collection of the note. The reason for this belief is that the bankruptcy trustee may not have the right to foreclose this loan due to complex legal problems which exist in connection with the bankrupt estate of the lender. However, if U.S. West Homes determined that it wished to pay the note in full, it believes that it could do so by tendering the amount due to whomever is entitled to the funds.

The loan due in the amount of $2,109,000 on the San Jacinto project was also due in August, 2002. Another loan in the amount of $551,000 with respect to that property which was also due was paid in December, 2002 by Richfield Financial and that entity now holds this note. This note is still in default but no request for payoff has been made. The holder of the first loan of $2,109,000 has taken no action to foreclose his loan, has continued to accept monthly interest payments and has been closely monitoring the progress of the Company as it moves to begin building the project. Also, negotiations have commenced to extend the loan and build into it release provisions which would allow lots to be sold as homes are built and pay off the loan in increments as the homes are sold.

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

ITEM 7: FINANCIAL STATEMENTS

The financial statements for Senior Care and all of its subsidiaries which have been consolidated for the year ended December 31, 2002 and comparison statements for the year ended December 31, 2001 together with the income statements, statements of cash flow and Statement of Changes in Stockholder Equity are attached as Exhibit 13 to this annual report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE ACT

Senior Care's Directors and Executive Officers, as of the date of this annual report, their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:


Name and Age           Current Position       Director Since    Officer Since
------------           --------------------   --------------    -------------
Mervyn Phelan, Sr. 60  Chairman, CEO          March 12, 2001    March 12, 2001
                       Director

Craig Brown 43         President, Secretary
                       Director               October 3, 2001   October 3, 2001

John Semmens 50        Chief Financial Off.                     Jan. 2, 2002

David Edwards 52       Director               April 1, 2000

John Tanner 36         Director               April 1, 2000


The principal occupations and positions for the past several years of each of our executive officers and directors are as follows:

Mervyn Phelan, Sr., Chairman, Chief Executive Officer, Director

Mr. Phelan is a licensed real estate broker in the State of California. Since 1988, he has been a business and lending consultant to a large number of small and mid-sized companies. He operates American Auditors who acted as a consultant and lender to U.S. West Homes over the last two years. Mr. Phelan continues to be associated with that company spending about 80% of his time working on behalf of U.S. West Homes and the balance of his time on other matters not associated with U.S. West Homes. From approximately 1988 until 1997, during the nationwide recession, he specialized in the field of bankruptcy reorganizations. American Auditors is in the business of making loans to operating companies.

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

On September 30, 2002, the U.S. Securities and Exchange Commission filed a civil injunctive action in the United States District Court for the District of Utah against various individuals including Mervyn A. Phelan, Sr. charging them with securities fraud in an alleged scheme to manipulate the stock of Freedom Surf, Inc. (now known as Freestar Technologies, Inc.). U.S. West Homes has had no business relationship with Freedom Surf, Inc. U.S. West Homes has never had any ownership position in Freedom Surf, Inc. Mervyn A. Phelan, Sr. was never an officer, director or employee of Freedom Surf, Inc. In January, 2003, Mr. Phelan attended a hearing where criminal charges were brought by the United States Attorney in the Southern District of New York relating to these same events charging violation of 18 USC Section 1343 and 1346 and 17 USC, Code of Federal Regulations, Section 240.10b-5. Mr. Phelan plead not guilty to such charges.

Craig Brown, President, Secretary, Director

Mr. Brown brings 22 years of experience in the real estate industry to U.S. West Homes. During the last five years, he has operated his own consulting firm, most recently International Capital Group, Inc. and prior to its formation, Great American Bancorp. He has performed due diligence and consulting services for Senior Care since 1999. Mr. Brown graduated from the University of California, Los Angeles, in 1980 and began his career in the development of residential properties with Trammell Crow Residential Company, where he acquired, developed and financed over one hundred fifty million dollars in multi-family residential properties throughout the southern California region.

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

On September 30, 2002, the U.S. Securities and Exchange Commission filed a civil injunctive action in the United States District Court for the District of Utah against various individuals including Craig H. Brown charging them with securities fraud in an alleged scheme to manipulate the stock of Freedom Surf, Inc. (now known as Freestar Technologies, Inc.). U.S. West Homes has had no business relationship with Freedom Surf, Inc. U.S. West Homes has never had any ownership position in Freedom Surf, Inc. Mr. Brown was never an officer, director or employee of Freedom Surf, Inc. In January, 2003, Mr. Brown attended a hearing where criminal charges were brought by the United States Attorney in the Southern District of New York relating to these same events charging violation of 18 USC Section 1343 and 1346 and 17 USC, Code of Federal Regulations, Section 240.10b-5. Mr. Brown plead not guilty to such charges.

John Semmens, CPA, Chief Financial Officer

Mr. Semmens has been a California licensed certified public accountant since 1971 and has maintained his own accounting office in Dana Point, California since 1991. While taking on the responsibilities of Chief Financial Officer of Senior Care, Mr. Semmens intends to continue his private accounting practice expecting to contribute approximately 20% of his time to work for U.S. West Homes and its various subsidiaries. Prior to coming on board as Chief Financial Officer, Mr. Semmens had been performing monthly bookkeeping and accounting functions for all of the subsidiaries of U.S. West Homes and has been preparing tax returns for those subsidiaries and for U.S. West Homes itself for the last three years.

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


    Name                    Annual                    Awards            Payouts
& Position                  Comp.
-------------------------------------------------------------------------------------------
             Year      Salary      Bonus Other             Restricted         LTIP    Other
                                         Compensation Stock        Options

Present officers and directors
------------------------------

Mervyn Phelan
CEO          2000      $ -0-     $ -0-   $ -0-              -0-          -0-    -0-      -0-
Director     2001        -0-       -0-     -0-         8,000,000 (1)     -0-    -0-      -0-
             2002        -0-       -0-     -0-         1,000,000         -0-    -0-      -0-
             2003        -0-       -0-     -0-       120,000,000     40,000,000 -0-      -0-

Craig Brown
President    2000        -0-       -0-     -0-              -0-          -0-    -0-      -0-
Director     2001        -0-       -0-     -0-         1,000,000 (2)     -0-    -0-      -0-
             2002        -0-       -0-     -0-        11,004,516         -0-    -0-      -0-
             2003        -0-       -0-     -0-       120,000,000     40,000,000 -0-      -0-

John Semmens
CFO          2000        -0-       -0-     -0-               233         -0-    -0-      -0-
             2001        -0-       -0-    7,500             -0-          -0-    -0-      -0-
             2002        -0-       -0-   60,000             -0-          -0-    -0-      -0-
             2003        -0-       -0-   11,000             -0-          -0-    -0-      -0-

David Edwards
Director     2000        -0-       -0-     -0-             1,833         -0-    -0-      -0-
             2001        -0-       -0-     -0-           100,000         -0-    -0-      -0-
             2002        -0-       -0-     -0-           100,000         -0-    -0-      -0-
             2003        -0-       -0-     -0-        20,000,000      1,500,000 -0-      -0-

John Tanner
Director     2000        -0-       -0-     -0-             1,833         -0-    -0-      -0-
             2001        -0-       -0-     -0-           100,000         -0-    -0-      -0-
             2002        -0-       -0-     -0-           100,000         -0-    -0-      -0-
             2003        -0-       -0-     -0-        20,000,000      1,500,000 -0-      -0-

    Name                    Annual                    Awards            Payouts
& Position                  Comp.
-------------------------------------------------------------------------------------------
             Year      Salary      Bonus Other             Restricted         LTIP    Other
                                         Compensation Stock        Options

Former officers and directors
-----------------------------
Bob Coberly
V.P., Sec.,  2000      $ -0-     $ -0-    $  -0-         1,833         -0-    -0-      -0-
Treas., Dir. 2001        -0-       -0-     72,000      400,000         -0-    -0-      -0-
             2002        -0-       -0-     60,000      500,000         -0-    -0-      -0-
             2003        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Scott Brake
Director     2000        -0-       -0-       -0-         1,833         -0-    -0-      -0-
             2001        -0-       -0-       -0-       200,000         -0-    -0-      -0-
             2002        -0-       -0-       -0-       100,000         -0-    -0-      -0-
             2003        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Richard Hart
Former       2000        -0-       -0-       -0-         1,833         -0-    -0-      -0-
Director     2001        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2003        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Martin Richelli
Former       2000        -0-       -0-       -0-           933         -0-    -0-      -0-
Director     2001        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2002        -0-       -0-      8,000         -0-          -0-    -0-      -0-
             2003        -0-       -0-       -0-     1,000,000        150,000 -0-      -0-
Denzel Harvey
Former       2000        -0-       -0-       -0-         1,833         -0-    -0-      -0-
Director     2001        -0-       -0-       -0-       100,000         -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2003        -0-       -0-       -0-          -0-          -0-    -0-      -0-

David Tsai
Former V.P.  2000        -0-       -0-       -0-         1,833         -0-    -0-      -0-
             2001        -0-       -0-       -0-       200,000         -0-    -0-      -0-
             2002        -0-       -0-       -0-       300,000         -0-    -0-      -0-
             2003        -0-       -0-       -0-    10,000,000         -0-    -0-      -0-
Stephen
Reeder
Former CEO   2000        -0-       -0-     65,000        3,834         -0-    -0-      -0-
Director     2001        -0-       -0-     10,000      200,000         -0-    -0-      -0-
             2002        -0-       -0-       -0-     4,000,000         -0-    -0-      -0-
             2003        -0-       -0-       -0-    40,000,000         -0-    -0-      -0-

John Cruickshank
former V.P.  2000        -0-       -0-     38,850        1,833         -0-    -0-      -0-
Secretary    2001        -0-       -0-    120,000      400,000         -0-    -0-      -0-
             2002        -0-       -0-    108,000    3,000,000         -0-    -0-      -0-
             2003        -0-       -0-     12,000   30,000,000      6,000,000 -0-      -0-

Al Harvey
Former       2000        -0-       -0-       -0-         1,833         -0-    -0-      -0-
Director     2001        -0-       -0-       -0-       100,000         -0-    -0-      -0-
             2002        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2003        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Bob Eschwege
Former V.P.  2000      66,000      -0-       -0-         1,833         -0-    -0-      -0-
Plant Mgr.   2001      66,000      -0-       -0-       300,000         -0-    -0-      -0-
             2002      44,000      -0-       -0-          -0-          -0-    -0-      -0-
             2003        -0-       -0-       -0-          -0-          -0-    -0-      -0-


(1) 8,000,000 shares of restricted common stock was issued to the Aliso Circle Irrevocable Inter Vivos Trust as part of a compensation program given to Mervyn A. Phelan, Sr. when he became Chief Executive Officer on March 15, 2001. Mervyn A. Phelan, Jr., Trustee of the Aliso Circle Irrevocable Inter Vivos Trust is the son of Mervyn A. Phelan, Sr. The beneficiaries of the Trust are Sharon Phelan, wife of Mervyn A. Phelan, Sr., the children and grand-children of Mervyn A. Phelan, Sr. These shares were subsequently transferred by the trust in 2002 and that transfer reported on a Form 13D filed on March 27, 2002.

(2) Prior to becoming an officer or director of Senior Care, Craig Brown received compensation of 2,041,183 common shares in lieu of cash for consulting services during 2001 and 2002.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee which is comprised of Mervyn A. Phelan, Sr. and Craig Brown. The committee was formed effective January 2, 2002. Its first meeting involved recommendations to the Board of Directors of the issuance of stock for executives in the company for the year 2002. As noted above, Mr. Phelan is Chairman of the Board of Directors, is Chief Executive Officer of the company. He holds more than 5% interest in the company. Craig Brown is President of the company and is also a member of the Board. He holds more than a 5% interest in the common stock of the company.

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

The members of the Audit Committee are:

John Tanner
David Edwards
Vacancy

None of the members of the Audit Committee actively work in the company and none of them receive any salary. For the work that they do, each of them has been granted restricted stock.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Senior Care is authorized to issue a total of 1,050,000,000 shares of stock, each share having a par value of $.001.

The shareholders have approved an increase in the authorization raising it To 5,000,000,000 shares of common stock and 500,000,000 shares of preferred, Each having a par value of $.001. This increase will become effective after April 24, 2003.

Each share of U.S. West Homes common stock is entitled to one vote, either in person or by proxy, on all matters that may be voted upon by the owners thereof at a meeting of the shareholders, including the election of directors. The holders of Common Stock (i) have equal, ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive or redemption provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

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

ITEM 13: EXHIBITS & REPORTS ON FORM 8-K

The following exhibits are attached to this annual report:

Exhibit No.       Description
-----------       -----------

Exhibit 3(i)a: Articles of Incorporation [incorporated by reference filed on Form 10-SB on December 27, 2000].

Exhibit 3(i)b: Articles & Agreement & and Plan of Merger [incorporated by reference filed on Form 10KSB on April 17, 2002].

Exhibit 3(i)c: Amendment to Articles of Incorporation increasing share authorization [incorporated by reference filed in Definitive Information Statement on Form 14c on February 12, 2002].

Exhibit 3(i)d:    Certificate of Powers, Designations, Preferences &
                  Rights of Series F Preferred stock [Incorporated by reference filed with Annual Report on Form 10-KSB on April 16, 2002].

Exhibit 3(i)e:    Certificate of Powers, Designations, Preferences &
                  Rights of Series G Preferred stock [Incorporated by reference filed with Annual Report on Form 10-KSB on April 16, 2002].

Exhibit 3(i)f:    Certificate of Powers, Designations, Preferences &
                  Rights of Series J Preferred stock [Incorporated by reference filed with Annual Report on Form 10-KSB on April 16, 2002].

Exhibit 3(i)g:    Certificate of Powers, Designations, Preferences &
                  Rights of Series K Preferred stock [Incorporated by reference filed with Annual Report on Form 10-KSB on April 16, 2002].

Exhibit 3(i)h: Amendment to Articles of Incorporation increasing share authorization [incorporated by reference filed in Definitive Information Statement on Form 14c on June 25, 2002].

Exhibit 3(i)i: Amendment to Articles of Incorporation changing name of the corporation [incorporated by reference filed in Definitive Information Statement on Form 14c on September 13, 2002].

Exhibit 3(i)j: Amendment to Articles of Incorporation increasing share authorization [incorporated by reference filed in Definitive Information Statement on Form 14c on December 26, 2002].

Exhibit 3(i)k: Amendment to Articles of Incorporation increasing share authorization [incorporated by reference filed in Definitive Information Statement on Form 14c on March 24, 2003].

Exhibit 3(ii):    Amended & Restated Bylaws dated January 2, 2003
                  [incorporated by reference filed in Form S-8 on February 12, 2003].

Exhibit 10(i): Employment Agreement with Craig H. Brown [incorporated by reference filed in Form S-8 on January 2, 2003].

Exhibit 10(ii): Employment Agreement with Mervyn A. Phelan, Sr. [incorporated by reference filed in Annual Report on Form 10-KSB filed April 16, 2002]

Exhibit 10(iii): 2003 Qualified Stock Option Plan [incorporated by reference filed in Definitive Information Statement on Form 14c on on December 26, 2002].

Exhibit 13:       Auditor's Report and Financial Statements

Exhibit 99.1      Certification of Chief Executive Officer Pursuant To 18
                  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. *

Exhibit 99.2      Certification of Chief Financial Officer Pursuant To 18
                  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. *

The following reports were made on Form 8-K during the year 2002 and from the beginning of the year 2002 to the date of the filing of this annual report and are incorporated herein by reference:

1. Report on Form 8-K reporting the dismissal of independent accountant as of January 2, 2002 and engagement of new independent accountant for the company which report was filed on January 10, 2002 together with all exhibits attached thereto;

2. Report of Form 8-K filed on May 5, 2002 reporting the sale of stock in Friendly Bear Plaza, Inc. and PR Business, Inc. together with all exhibits attached thereto;

3. Report on Form 8-K filed on September 18, 2002 reporting the sale of stock in Senior Care International, S.A. de C.V. together with all exhibits attached thereto;

4. Report on Form 8-K filed on October 24, 2002 reporting certain changes in the valuation of assets together with all exhibits attached thereto;

5. Report on Form 8-K filed on January 14, 2003 reporting certain events regarding certain officers and directors of U.S. West Homes;

6. Report on Form 8-K filed on February 28, 2003 reporting compensation to certain officers and directors of U.S. West Homes.

ITEM 14 - CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In their opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in Technology Visions' disclosure controls and procedures.

(b) There have been no significant changes in U.S. West Homes' internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and has duly caused this annual report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Laguna Beach, State of California, on this 15th day of April, 2003.

          U.S. West Homes, Inc.

/s/ Mervyn A. Phelan, Sr.
-------------------------
Chairman of the Board of
Directors and Chief
Executive Officer

/s/ Craig Brown
-------------------------
President & Director

/s/ John Semmens, CPA
------------------------
Chief Financial Officer

/s/ David Edwards
------------------------
Director

/s/ John Tanner
------------------------
Director

                                  CERTIFICATION

I, Mervyn A. Phelan, certify the following:

1. I have reviewed this annual report on Form 10-KSB of U.S. West Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of U.S. West Homes, Inc. as of, and for, the periods presented in this annual report;

4. U.S. West Homes, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for U.S. West Homes, Inc. and we have done the following:

a) designed such disclosure controls and procedures to ensure that material information relating to U.S. West Homes, Inc. is made known to us by others within U.S. West Homes, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of U.S. West Homes, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. U.S. West Homes, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to U.S. West Homes, Inc.'s auditors and the audit committee of U.S. West Homes Inc.'s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect U.S. West Homes, Inc.'s ability to record, process, summarize and report financial data and have identified for U.S. West Homes, Inc.'s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in U.S. West Homes, Inc.'s internal controls; and

6. U.S. West Homes, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003

/s/ MERVYN A. PHELAN

Mervyn A. Phelan

Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

                                  CERTIFICATION

I, John Semmens, certify the following:

1. I have reviewed this annual report on Form 10-KSB of U.S. West Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of U.S. West Homes, Inc. as of, and for, the periods presented in this annual report;

4. U.S. West Homes, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for U.S. West Homes, Inc. and we have done the following:

a) designed such disclosure controls and procedures to ensure that material information relating to U.S. West Homes, Inc. is made known to us by others within U.S. West Homes, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of U.S. West Homes, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. U.S. West Homes, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to U.S. West Homes, Inc.'s auditors and the audit committee of U.S. West Homes Inc.'s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect U.S. West Homes, Inc.'s ability to record, process, summarize and report financial data and have identified for U.S. West Homes, Inc.'s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in U.S. West Homes, Inc.'s internal controls; and

6. U.S. West Homes, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003

/s/  JOHN SEMMENS

John Semmens

Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)