Form 10KSB/A
period 2002-12-31
US WEST HOMES INC
filed 2003-04-22
CIK 1095175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                             U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $5,152,000

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

The following documents are incorporated by reference:

1. Annual Report on Form 10-KSB filed on April 15, 2003, Parts I, II and III excepting therefrom Item 13

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

                                TABLE OF CONTENTS

Part I                                                                     5

Item 1.   Description of Business                                          5

Item 2.   Description of Property                                          14

Item 3.   Legal Proceedings                                                15

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                 17

Part II   Incorporated by reference on Form 10-KSB filed on April 15, 2003
          excepting therefrom Items 5 and 6                                19

Item 5.   Market for Common Equity and
          Related Stockholder Matters                                      19

Item 6.   Management's Discussion and Analysis
          or Plan of Operation                                             29

Part III  Incorporated by reference on Form 10-KSB filed on April 15, 2003
          excepting therefrom Item 13                                      37

Item 13.  Exhibits and Reports on Form 8-K                                 37

Signatures                                                                 39

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

U.S. West Homes may make investments in the future in other joint ventures, stock investments and partnerships where U.S. West Homes is the majority interest holder or where the company is the general partner. It already owns a stock interest in various corporations where U.S. West Homes is the sole shareholder as described above. It is the policy of the company to purchase properties for development in a subsidiary corporation in order to limit liability and to render separate and individual accounting for each individual project being undertaken by U.S. West Homes.

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

U.S. West Homes issued 50,000 shares of Series K preferred stock to Ed Webb and Charles Reeder, the original sellers of the stock in Friendly Bear Plaza, Inc. on October 9, 2001 which converts over a period of 5 years into common stock in U.S. West Homes with a value of $1,000,000. The first conversion date for 20% of the Series K preferred which will result in the issuance of common stock with a value of $200,000 as of the issue date.

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

Realty tax rates and annual property taxes
------------------------------------------

Property taxes are assessed on the land and improvements on each of U.S. West Homes' rental properties. On raw land, taxes are assessed on the land only. The actual tax rate varies depending upon where the property is located as such taxes are assessed by the local county where the property is situate and are noted below.


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

Two lawsuits which were eventually consolidated were filed in the Bankruptcy Court, one by International Thermal Packaging seeking the Delran membership interest as a means of collecting the money loaned to East West and, secondly, a lawsuit filed by the Chapter 7 trustee of Willy Farah's estate seeking a turnover of the Delran membership interest which the trustee claimed was assigned to CRT and in turn, to U.S. West Homes, for less than fair consideration. During 2001, the trustee succeeded in obtaining stock in U.S. West Homes which Willy Farah had received as consideration for the assignment of his interest in Delran. A total of 26,667 shares of U.S. West Homes common stock, in the name of the debtor's wife and a company which she controlled, were turned over to the trustee during 2001.

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

Rent USA litigation
-------------------

On July 31, 2001, U.S. West Homes brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased rock crushing equipment that was being operated by Rent USA's subsidiary, Equip USA. This action entitled Senior Care Industries, Inc. v. Tom
E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, and conversion against various defendants. Defaults have been entered against certain individual defendants. Discovery is on going as to those defendants who were not defaulted. U.S. West Homes agreed to dismiss the case as against two defendant who, after investigation, Management found were not involved in the Rent USA alleged frauds.

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

SEC formal investigation
------------------------

The U.S. Securities and Exchange Commission is conducting a formal investigation of U.S. West Homes into various accounting matters into the events that led to our restatement of our financial results for 1999 and our acquisition of certain properties located in Baja, Mexico and the disposition of Senior Care International, S.A. de C.V., the subsidiary which held those properties. We are cooperating with the investigation and have provided documents requested by the SEC, and former and current employees have met with SEC personnel. No formal action has been taken by the SEC against U.S. West as of the date of this Annual Report. However, it is possible that the SEC could commence litigation proceedings against U.S. West Homes, its officers, directors, or employees. The potential results of such litigation would be inherently unpredictable. The uncertainty associated with such potential litigation could harm our business and financial condition. In addition, negative developments with respect to the investigation and such potential litigation could cause our stock price to decline. Moreover, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of such a litigation, any such payment could harm our financial condition. In addition, such litigation could contain requests for injunctive relief, including an injunction prohibiting any of our officers or directors from continuing as officers or directors of U.S. West Homes.

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

                                     PART II

Incorporated by reference on Form 10-KSB filed on April 15, 2003 excepting therefrom Items 5 and 6.

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

Security ownership and principal shareholders
---------------------------------------------

As of March 27, 2003, there were 976,842,367 common shares outstanding. On March 12, 2001, the shareholders at their annual meeting authorized the Board of Directors in its discretion to allow a one time reverse split of the common shares of the Company, that reverse split not to exceed a 30 to 1 reverse split of shares. On the same day, the Board of Directors met and authorized a reverse split whereby each owner of 30 shares would receive 1 share as of March 15, 2001. This resulted in the number of common shares outstanding being reduced from 13,399,001 to 446,634 shares outstanding.

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

2. The Company issued stock during the years ended December 31, 2001 and 2002 in lieu of cash compensation to various individuals and entities for services rendered as follows:

                                                                       Compensatory
Purpose for                          Shares Issued                          Value
Issuing Stock                    2001             2002              2001           2002
--------------------------     ---------        ---------        ----------     ----------

Legal                           200,000         5,500,000        $   202,000  $    145,000

Real estate due diligence,
 prospecting and consulting   4,036,882        24,321,088          5,108,000     3,147,000

Investor relations                    -        11,625,000                  -       827,000

Director fees                   200,000           200,000            203,000       150,000

Employee compensation         9,600,000        13,900,000          9,799,000     2,777,000
                             ----------        ----------        -----------  ------------
Totals                       14,036,882        55,546,088        $15,312,000  $  7,046,000
                             ==========        ==========        ===========  ============

                                       22

The Company issued stock during the years ended December 31, 2001 and 2002 to pay debts in lieu of cash as follows:

The Company issued stock during the years ended December 31, 2001 and 2002 to pay debts in lieu of cash as follows:


                                                                       Compensatory
Purpose for                          Share Issued                          Value
Issuing Stock                    2001             2002              2001           2002
--------------------------     ---------        ---------        ----------     ----------
Payment to contractors             1,683                -        $   14,000   $          -

Payments on notes payable
to related party                       -       22,978,401                 -      2,199,000

Payoff mortgage                2,871,812                -         2,068,000              -
--------------------------     ---------     ------------      ------------   ------------
Total                          2,873,495       21,778,001        $2,082,000   $  2,199,000
                               =========     ============      ============   ============

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
individuals


U.S. West Homes sold a total of 790 common shares of restricted stock to individual persons in Europe during 2001 and prior to March 15, 2001 and received a total in cash of $10,000 from these sales. The sale price had no relationship to the stock trading price on the date the shares were sold. The sale price was by contractual arrangement with the individual purchasers.

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

As to the other shares held by other entities, upon request for conversion and upon satisfactory evidence that the holder of the Series F preferred has the ability to transfer title to the property which underlies the issuance of these shares to the present holder of the underlying contracts for deed, then the Series F preferred could be presented for conversion by the holder thereof. The number of shares of common stock to be issued upon conversion is based upon the average ask price of the stock over a ten day period prior to the conversion date. However, U.S. West Homes has an option to repurchase all of the preferred shares prior to the conversion date by payment of cash either to the seller or to a lien holder of the seller. The exact payment terms as to each parcel of real property and the number of common shares which may result from the conversion of Series F preferred, the conversion terms and the repurchase option are set forth below:

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
                                                           20% after 12 months    1st conversion date
                                                           until all converted    30 days before
                                                                                  later conversion date
                                                                                  with $9,800,000
                                                                                  redeemed on payment
                                                                                  to Capital Trust

The earliest first conversion date for these shares is April 30, 2003 at which time the holder could present a total of 120,000 shares of Series F preferred for conversion into common stock.

To calculate the amount which must be paid on that date the following calculation applies:

$22,300,000 - $9,800,000 = $12,500,000 divided by 5 = $2,500,000

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

Impairment considerations
-------------------------

Management meets at least quarterly to review U.S. West Homes's real estate and other assets to determine whether there should be any adjustment in the carrying value of those assets and to determine future discounted cash flows or fair value as may be appropriate under the circumstances. We impaired the following assets as of December 31, 2002:

Asset                 Impairment
                      Amount
-----------------     ------------
U.S. Homes and
 Properties           $  4,150,000
Delran Associates        1,000,000
Stem Genetics              870,000
Notes receivable        12,321,000
Real estate assets       1,138,000
Settlements of notes
 to related party        1,741,000
Loss on settlements        518,000
                      ------------
Total:                $ 21,738,000
                      ============

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

Cost of goods sold - furniture sales
------------------------------------

For the twelve month period ended December 31, 2001, the cost of goods sold was $3,878,000 or 82.5% of adjusted gross sales as compared to $3,437,000 for the twelve month period ended December 31, 2002, which equaled a total of 76.7% of gross sales from our furniture manufacturing operations. The improvement in costs was the direct result of a new factory manager being hired who reduced costs and improved the assembly line by making manufacturing operations more efficient.

Selling, general & administrative expenses - furniture sales
------------------------------------------------------------

Sales and marketing expenses for the twelve month period ended December 31, 2001 which were associated with furniture sales totaled $269,000 as compared to $281,000 for the twelve month period ended December 31, 2002. Noble Furniture had administrative costs of $643,000 for the twelve month period ended December 31, 2001 as compared to $751,000 for the twelve month period ended December 31, 2002. Again, marked reduction in costs at Noble were the direct result of efficiencies in operations made by the new factory manager.

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

Interest expense
----------------

Interest expense totaled $1,638,000 for the twelve month ended December 31, 2001 as compared to $1,437,000 for the twelve month period ended December 31, 2002.

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

Liquidity and capital resources
-------------------------------

Cash flows
----------
Net cash provided by operating activities totaled $928,000 for the twelve month period ended December 31, 2001 as compared to net cash used by operating activities of $956,000 for the twelve month period ended December 31, 2002 largely due to lower sales of real estate inventories in 2002.

Net cash provided by investing activities totaled $82,000 for the twelve month period ended December 31, 2001 as compared to cash used by investing activities of $986,000 for the twelve month period ended December 31, 2002.
Of the cash used by investing activities during the year 2002, $950,000 represented real estate expenditures for improvements to properties under development including San Jacinto and Flamingo 55 for such things as engineering and architectural plans required to obtain city and county permits.

Net cash used in financing activities totaled $952,000 for the twelve month period ended December 31, 2001 as compared to net cash provided by financing activities of $1,920,000 and for the twelve month period ended December 31, 2002. During the year ended December 31, 2002, Management was required to borrow an additional $2,011,000 from its line of credit with a related party mainly due to Management's inability to obtain construction financing.

Net cash paid for interest not including interest paid which was capitalized totaled $1,638,000 for the twelve month period ended December 31, 2001. No interest was capitalized for the twelve month period ended December 31, 2002 because we have delayed development due to a lack of construction financing.

The following table shows non-cash transactions which were completed during the years ended December 31, 2001 and 2002 by issuing stock:

                                                                  year ended
                                                         Dec. 31, 2001    Dec. 31, 2002
Stock issued to purchase real estate:
  Series F Preferred issued for real estate
   contracts for deed                                    $ 32,309,000     $         --
  Series J Preferred issued for real estate assets
   net of liability assumed of $7,377,000                  17,071,000               --
  Redeemable common stock issued for repayment of note             --        7,377,000
  Common stock issued for real estate assets                1,661,000               --
  Common stock issued for payment of mortgage notes         2,082,000               --
  Common stock issued in settlement of related
   party notes payable                                             --        2,199,000
  Net sale of contracts for deed for notes                         --       32,478,000
Marketable securities received from sales
   of commercial rental property                                   --        4,200,000
Other financing and investing activities:
  Common stock issued for investment, at cost                      --          870,000

Our future capital requirements
-------------------------------
Our greatest requirement for cash during the next two years will be the need for cash for real estate development projects and office overhead to sustain the Company as a public entity. Monthly cash requirements are approximately $125,000 or $1,500,000 annually.

U.S. West Homes already has a credit line for Noble Furniture from Celtic Capital which we believe will meet our manufacturing requirements for the immediate future.

Also, U.S. West Homes has an equity line with Richfield Financial, a company which is owned by a syndicate of 35 investors. The managing member of the limited liability company is Mervyn A. Phelan, Jr., trustee of the Aliso Circle Irrevocable Trust. Mr. Phelan is the son of U.S. West Homes's chairman and Chief Executive Officer. As of December 31, 2002, U.S. West Homes had taken a total of $3,338,000 against that credit line. The Company has the ability to borrow up to a maximum of $5,000,000. At December 31, 2003, the Company had $1,662,000 available under the credit facility. Richfield has given notice to management that it will continue to support the cash needs of the Company and will, if necessary, increase the credit line. Management has received confirmation from Mervyn A. Phelan, Jr. in the form of bank deposit confirmations that Richfield Financial has cash and liquid securities on hand and available for the immediate use of U.S. West Homes totaling $1,500,000. The Company will need to refinance the land loans which it has on the San Jacinto property as well as the Flamingo 55 property within the next few months. That is because the San Jacinto land loan is already due and the Flamingo land loan comes due in June, 2003. This will require the Company to obtain financing of at least $5,280,000 in order to pay those loans. As of the date of this Annual Report, U.S. West Homes has not accepted any commitment to refinance these loans. If U.S. West Homes does not accept find new loans soon or is unable to find a loan that Acceptable to the Company or is unable to obtain new loans at all, this would seriously impact U.S. West Homes's ability to complete these planned projects and could result in foreclosure. However, management believes that if it became impossible to find such financing, U.S. West Homes could sell the projects to others before foreclosure could be completed due to the enhancements to the value of those projects which U.S. West Homes has already completed such as the recording of a plot map, completion of engineering and plan approvals.

Management listed the Flamingo 55 property for sale early in 2003 for $1,450,000 and recently received an offer from a qualified buyer for $1,300,000 which, if accepted would bring approximately $500,000 of cash to the Company and would result in reducing additional borrowings from Richfield Financial.

The chart which appears below shows the present value of these properties based upon recent appraisals or broker's opinion of value and establish what management believes could be obtained if the Company were required to sell out either one or both of these projects.


Name of project             Purchase price    Additional     Total            Appraisal or
                                              Investment     Investment       other opinion
-------------------------------------------------------------------------------------------------
Flamingo 55                 $   990,000       $   232,000     $ 1,222,000      $ 1,300,000
                                                                               based on recent
                                                                               offer to purchase

The Cottages at San Jacinto   3,000,000         1,150,000       4,150,000        6,098,000
                                                                               based on appraisal
                                                                               in March, 2003
                            ------------        ----------    ------------     ------------
Total:                      $ 3,990,000         1,382,000     $ 5,372,000      $ 7,398,000


Presently, Management is working diligently to attempt to obtain construction financing on projects already under way. Once construction on the San Jacinto and Flamingo projects has actually commenced, we will again look at purchasing additional projects for development.

We do this by attempting to purchase land in exchange for stock, either common or preferred or, in certain circumstances, a combination of both. In these instances there may be no requirement for cash other than for entitlements which may need to be done either prior to the taking of title or after we secure title. When there is a need for cash, then we anticipate raising that cash by the formation of a limited partnership where the limited partners will receive an equity participation in the ownership of the project in exchange for cash. U.S. West Homes or its subsidiary acts as the general partner in these transactions and would normally hold a controlling interest in the partnership. Monies invested in these partnerships is used for the purchase of land and securing of entitlements when necessary.

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

                                  PART III

Incorporated by reference on Form 10-KSB filed on April 15, 2003 excepting therefrom Item 13.

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

Exhibit 13:       Auditor's Report and Amended Financial Statements

Exhibit 21:       Subsidiaries of the Registrant

Exhibit 99.1      Certification of Chief Executive Officer Pursuant To 18
                  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 [incorporated by reference in Annual Report on Form 10-KSB filed on April 15, 2003]

Exhibit 99.2      Certification of Chief Financial Officer Pursuant To 18
                  U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 [incorporated be reference in Annual Report on Form 10-KSB filed on April 15, 2003]

The following reports were made on Form 8-K during the year 2002 and from the beginning of the year 2002 to the date of the filing of this annual report and are incorporated herein by reference:

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and has duly caused this annual report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Laguna Beach, State of California, on this 22nd day of April, 2003.

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

/s/ David Edwards
------------------------
Director

/s/ John Tanner
------------------------
Director

                                  CERTIFICATION

I, Mervyn A. Phelan, certify the following:

1. I have reviewed this annual report on Form 10-KSB/A of U.S. West Homes, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

April 22, 2003

/s/ MERVYN A. PHELAN

Mervyn A. Phelan

Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

                                  CERTIFICATION

I, John Semmens, certify the following:

1. I have reviewed this annual report on Form 10-KSB/A of U.S. West Homes, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

April 22, 2003

/s/  JOHN SEMMENS

John Semmens

Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)