Form 10QSB
period 2003-03-31
US WEST HOMES INC
filed 2003-05-23
CIK 1095175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------
(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003
                                            --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from         to
                                           ---------  ---------

                   Commission file number   000-27371
                                            ---------

                            U.S. WEST HOMES, INC.
                 (Formerly known as Senior Care Industries, Inc.)
                        ----------------------------
      (Exact name of small business issuer as specified in its charter)

          Nevada                                     68-0221599
         --------                                   ------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                         4695 MacArthur Court, Suite 1430
                         Newport Beach, California 92660
                    (Address of principal executive offices)

                                 (949) 717-0630
                                 ---------------
                           (Issuer's telephone number)

                                (FORMER ADDRESS)
                  410 Broadway, 2nd Floor, Laguna Beach, CA 92651
                  (Former address of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2003:

Common Shares 1,323,842,367
Preferred Shares 1,697,830

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS

PART I-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements..................................... F-1 to F-22

Item 2. Management's Discussion & Analysis
        or Plan of Operation..................................... I-1 to I-4

Item 3. Controls and Procedures.................................. I-5

PART II- OTHER INFORMATION

Item 1. Legal Proceedings........................................ II-1

Item 2. Changes in Securities and Use of Proceeds................ II-2

Item 3. Defaults Upon Senior Securities.......................... II-2

Item 4. Submission of Matters to a Vote of Security Holders...... II-2

Item 5. Other Information........................................ II-2

Item 6. Exhibits and Reports on Form 8-K......................... III-1

SIGNATURES....................................................... III-1

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements include the accounts of U.S. West Homes, Inc. formerly known as Senior Care Industries, Inc. and the following subsidiaries where U.S. West Homes has effective control, Mantis Investments, Inc., Signature Properties, Inc. and Evergreen Manor II, LLC. The following former subsidiaries are consolidated as discontinued operations including Noble Concepts Fidelity, Inc., Flamingo 55, Inc., Ramona Expressway Partners, L.P., Friendly Bear, and Pecos Russell Business Center.

                                TABLE OF CONTENTS

Unaudited consolidated balance sheet as of March 31, 2003                  F - 2

Unaudited consolidated statements of operations for the three-month
periods ended March 31, 2003 and March 31, 2002                            F - 4

Unaudited consolidated statements of stockholders' equity for
the three months ended March 31, 2003                                      F - 5

Unaudited consolidated statement of cash flows for the three-month
periods ended March 31, 2003 and March 31, 2002                            F - 6

Notes to consolidated financial statements                       F - 7 to F - 22

                               U.S. WEST HOMES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                     ASSETS

                                                  March 31, 2003
                                                  --------------

Manufacturing Assets
 (Notes 1, 13 and 14):
 Current assets:
  Accounts receivable, net of allowance
   for doubtful accounts of $38,000               $     399,000
  Inventory                                             507,000
                                                  --------------
    Total current assets                                906,000

 Property and equipment, net of
  accumulated depreciation of $505,000                  570,000
Intangible assets, net of
  accumulated amortization of $314,000                  810,000
 Other assets                                            37,000
                                                  --------------
Total Manufacturing Assets                            2,323,000
                                                  --------------
Real Estate Assets (Note 1, 4, 13 and 14):
  Real estate inventory                               3,240,000
  Held for development                               26,884,000
  Construction in progress                            2,557,000
  Investment in joint venture (Note 6)                2,025,000
  Other assets                                           55,000
                                                  --------------
Total Real Estate Assets                             34,761,000
                                                  --------------
Other Assets:
 Investments in marketable securities                    50,000
 Equity investment held for liquidation               1,000,000
 Notes receivable (Note 5)                           20,151,000
                                                  --------------
Total Other Assets                                   21,201,000
                                                  --------------
TOTAL ASSETS                                      $  58,285,000
                                                  ==============
continued

                               U.S. WEST HOMES, INC.
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31, 2003
                                               --------------

Manufacturing Liabilities:
 Current liabilities:
  Accounts payable                              $      445,000
  Accrued liabilities                                   32,000
  Unearned revenue                                      50,000
  Notes payable                                        325,000
                                                ---------------
Total Manufacturing Liabilities                        852,000
                                                ---------------
Real Estate Liabilities:
 Accounts payable                                      933,000
 Accrued interest                                      562,000
 Mortgage notes payable (Note 7)                     4,682,000
 Mortgage note payable to related party (Note 8)       551,000
                                                ---------------
Total Real Estate Liabilities                        6,728,000
                                                ---------------
Other Liabilities:
 Note payable to related party                       3,695,000
 Judgments payable                                   1,664,000
                                                ---------------
Total Other Liabilities                              5,359,000
                                                ---------------
TOTAL LIABILITIES                                   12,939,000

Redeemable Common Stock, 77,652,632 shares
 issued and outstanding (Note 10)                    7,377,000
                                                ---------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 14)

STOCKHOLDERS' EQUITY: (Note 12)
All classes - shares authorized, 5,500,000,000;
 $.001 par value per share:
 Series A preferred stock, none issued
  and outstanding                                           -
 Series B preferred stock,
  none issued and outstanding                               -
 Series D preferred stock,
  none issued and outstanding                               -
 Series F convertible, redeemable preferred
  Stock, 1,050,000 shares issued and
  Outstanding                                           1,000
 Series G convertible preferred stock
  40,188 shares issued and outstanding                      -
 Series J convertible preferred stock,
  557,642 shares issued and outstanding                 1,000
 Series K convertible preferred stock
  50,000 shares issued and outstanding                      -
 Series L, convertible preferred stock,
  none outstanding (Note 14)                                -
 Common stock, 798,789,735 shares issued
  and outstanding (Note 11)                           798,000
 Additional paid-in capital                       107,277,000
 Accumulated deficit                              (70,108,000)
                                                 -------------
Total stockholders' equity                         37,969,000
                                                 -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 58,285,000
                                                 =============

See notes to consolidated financial statements

                               U.S. WEST HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                     2002               2003
                                                  (UNAUDITED)       (UNAUDITED)
                                                ---------------  ---------------
Revenues (Note 13):
 Real estate sales                              $            -   $      147,000
 Furniture sales                                     1,122,000        1,059,000
                                                ---------------  ---------------
Total revenues                                       1,122,000        1,206,000
                                                ---------------  ---------------
Cost of revenues:
 Cost of real estate sales                                   -          132,000
 Cost of furniture sales                               844,000          883,000
                                                ---------------  ---------------
Total cost of revenues                                 844,000        1,015,000
                                                ---------------  ---------------
Gross profit                                           278,000          191,000
                                                ---------------  ---------------
Operating expenses:
 Sales and marketing                                    97,000           53,000
 General and administrative                            429,000          286,000
 Stock-based compensation                            2,617,000        8,816,000
 Impairment of real estate costs capitalized                 -          306,000
                                                ---------------  ---------------
Total operating expenses                             3,143,000        9,461,000
                                                ---------------  ---------------
(Loss) from operations                              (2,865,000)      (9,270,000)

Other expense:
 Interest expense                                      273,000          297,000
 Other expense                                               -            1,000
                                                ---------------  ---------------
Total other expense                                    273,000          298,000
                                                ---------------  ---------------
(Loss) from continuing operations                   (3,138,000)      (9,568,000)

(Loss) from discontinued operations                   (117,000)               -
                                                ---------------  ---------------
Net (loss)                                      $   (3,255,000)  $   (9,568,000)
                                                ===============  ===============

Basic and diluted loss per share:
 Loss from continuing operations                $        (0.14)  $        (0.02)
 Loss from discontinued operations                           -                -
                                                ---------------  ---------------
 Net loss:                                      $        (0.14)  $        (0.02)
                                                ===============  ===============
Basic and diluted weighted average number of
 common shares outstanding                          22,969,491      614,218,145
                                                ===============  ===============

See notes to consolidated financial statements

                                             U.S. WEST HOMES, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the three months ended March 31, 2003
                                                 (UNAUDITED)

                                                                       Additional                           Total
                               Preferred stock      Common stock         paid-in      Accumulated       Stockholders'
                              Shares     Amount   Shares     Amount      capital        Deficit            Equity
---------------------------------------------------------------------------------------------------------------------
Balances as of
 December 31, 2002         1,697,830     $2,000  119,809,735 $119,000   $ 97,115,000   $(60,540,000)     $36,696,000

Common stock issued for
 compensation                      -          -  428,980,000  429,000      8,258,000              -        8,687,000

Value of stock options
 issued to consultants             -          -            -        -        129,000              -          129,000

Common stock issued
 for investment in
 joint venture                     -          -  250,000,000  250,000      1,775,000              -        2,025,000


Net (loss)                         -          -            -        -              -     (9,568,000)      (9,568,000)
                         --------------------------------------------------------------------------------------------
Balances as of
 March 31, 2002            1,697,830     $2,000  798,789,735 $798,000   $107,277,000   $(70,108,000)     $37,969,000
                         ============================================================================================

See notes to consolidated financial statements

                                                      F-5

                                     U.S. WEST HOMES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                             March 31, 2002    March 31, 2003
                                                              (UNAUDITED)       (UNAUDITED)
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                    $(3,255,000)      $(9,568,000)
Adjustments to reconcile loss from operations
 to net cash used in operations:
   Loss from discontinued operation                               117,000                 -
   Issuance of common stock for services                        2,617,000         8,816,000
   Depreciation                                                    62,000            62,000
   Impairment of real costs capitalized                                 -           306,000
   Changes in operating assets and liabilities:
    Accounts receivable                                          (104,000)           45,000
    Inventory                                                     (38,000)           82,000
    Unearned revenues                                                    -         (180,000)
    Accounts payable                                              (66,000)           20,000
    Accrued expenses                                              374,000           109,000
    Other current liabilities                                      23,000                 -
                                                              ------------      ------------
Net cash used in operating activities                            (270,000)      $  (308,000)
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property held for development                                   (122,000)                -
 Increase in other assets                                        (125,000)                -
 Real estate construction costs                                         -           (49,000)
                                                              ------------      ------------
Net cash used in investing activities                            (247,000)          (49,000)
                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowing on line of credit with related party               437,000           908,000
 Net borrowings from commercial credit line                        19,000           (11,000)
 Proceeds from real estate loans                                   36,000          (650,000)
 Payments on real estate loans                                    (21,000)                -
                                                              ------------      ------------
Net cash provided by financing activities                         471,000           247,000
                                                              ------------      ------------

Net cash provided by (used in ) discontinued operation            (47,000)                -
Net increase (decrease) in cash                                   (93,000)         (110,000)
Cash at beginning of period                                       132,000           110,000
                                                              ------------      ------------
Cash at end of period                                         $    39,000       $         -
                                                              ============      ============
Supplemental disclosure of cash flow information-
  Cash paid during the periods for
  interest, net of amounts capitalized                        $   170,000            82,000
                                                              ============      ============

Supplemental disclosures of noncash investing and financing activities:

Common stock issued for investment in joint venture           $         -       $ 2,025,000



                           See notes to consolidated financial statements

                                                 F-6

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information
-----------------------------

U.S. West Homes, Inc., formerly Senior Care Industries, Inc., ("U.S. West Homes" or the "Company") prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"); however, its interim financial statements are prepared pursuant to the Securities Act of 1934. The information as of March 31, 2003, and for the three months ended March 31, 2002 and 2003, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, acquisitions, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. Management bases its estimates on historical experience and on various other assumptions that it believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Principles of consolidation
---------------------------

The consolidated financial statements at March 31, 2003, and for the three months then ended, as well as the financial statements for the three months ended March 31, 2002 include the accounts of the Company and its subsidiaries where U.S. West Homes has effective control. Entities include Mantis Investments, Inc., Signature Properties, Inc., Evergreen Manor II, LLC, Noble Concepts Fidelity, Inc., Ramona Expressway Partners, L.P., which owned The Cottages of San Jacinto, and Flamingo 55, Inc. All material inter-company balances and inter-company transactions have been eliminated.

Discontinued Operations
-----------------------

On May 2, 2003, the Company sold its interest in Noble Concepts, the Company's furniture manufacturing operation, its interest in the Cottages of San Jacinto and its interest in Flamingo 55 in exchange for a reduction of $4,184,000 which was due to an affiliate. This transaction was not deemed to be an arms-length transaction. In accordance with SFAS 144, the Company determined the measurement date to be May 2, 2003. SFAS 144 specifically disallows reporting of these assets as held for sale until the measurement date. No impairment loss was reported as of March 31, 2003, because of the related party nature of the transaction. See Note 14 for further discussion of the sale transaction.

                              U.S. WEST HOMES, INC.
                    (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stockholder dilution
--------------------

The Company's management has relied on the issuance of its common stock to provide working capital and provide compensation to officers, directors and consultants. The trading price of the Company's common stock has declined over time. If the Company continues to rely on the issuance of common stock to retain key management and consultants, based on current per-share prices, the existing stockholders may be significantly diluted in the future.

Stock-based compensation
------------------------
The Company accounts for its share incentive and stock option plans (the "plans") using the treatment prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation cost for employee stock option plans is measured using the intrinsic value based method of accounting. SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123") established a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages adoption of such method of accounting for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB 25.

The Company has elected to continue applying the provisions of APB 25 and has accordingly complied with the disclosure requirements set forth in SFAS 123 for companies electing to apply APB 25. Accordingly, the difference, if any, between the quoted market price of the shares on the date of the award of the options and the exercise price of such options is charged to income over the vesting periods. The amount of the difference is correspondingly credited to additional paid in capital.

Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards granted during the three months ended March 31, 2003 and 2002 consistent with the method of SFAS 123, the Company's net income (loss), and earnings (loss) per share would have changed to the pro-forma amounts indicated below:

                                                         Three Months Ended March 31,
                                                           2002                2003
                                                      --------------      --------------
Net loss as reported                                  $  (3,225,000)      $ (9,568,000)
Deduct:
       Total stock-based employee compensation
       expense under fair value based method for
       all awards, net of related tax effects                    --            (646,000)
                                                      --------------      --------------
Pro forma net loss                                       (3,225,000)        (10,214,000)

Basic and diluted loss per share - pro forma          $       (0.14)      $       (0.02)
                                                      ==============      ==============
Basic and diluted weighted average number of
 common shares outstanding                               22,969,491         614,218,145
                                                      ==============      ==============

During the three months ended March 31, 2002, all options had exercise prices per share equal to the par value or $0.001. Thus, such options were treated equally with the accounting for common stock issued for services and not reported as an adjustment above.

Equity investment held for liquidation
--------------------------------------

U.S. West Homes acquired a 45% membership interest in Delran, an entity which holds 30 acres of an undeveloped, fully entitled, commercial shopping center site, and cash. The Company has not reported its share of the income or loss from Delran because management of U.S. West Homes has not had access to financial information on a periodic basis, and management has not had significant influence in the day-to-day operations of Delran. U.S. West Homes initiated litigation in late 1999, which remains ongoing, to liquidate and distribute the assets of Delran. Management had information available in the year 2000 that affected the carrying value of that interest. Through litigation, management has discovered approximately $2,000,000 in cash and property under contract to sell in the amount of $5,000,000. Management believed, and continues to believe, its interest will be liquidated, and the Company will receive proceeds in the range of $2 million to $2.5 million, net of

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

legal fees and costs to sell the property, based on management's estimate of the fair value of the underlying assets held by Delran. The Company recorded an impairment totaling $1,234,000 during the year ended December 31, 2000 using the low end of the range of liquidation estimate or $2,000,000. Management determined an additional impairment of $1,000,000. The reason for this impairment is International Thermal Packaging [ITP] obtained a judgment in the bankruptcy court in New Jersey in the amount of approximately $1,000,000 and seeks to obtain U.S. West's interest in Delran to satisfy that judgment. As a result, Management believes that it is unlikely that U.S. West will recover anything over and above the amount which ITP seeks and therefore, impaired the value of the asset to the amount of the judgment. There have been no changes in the situation regarding this asset since December 31, 2002.

Intangible assets
-----------------

SFAS No. 141, "Business Combinations," requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 144. SFAS 142 was adopted on January 1, 2002 applying to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

Long lived assets
-----------------

FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company adopted Statement No. 144. On January 1, 2002 the impact on the company was not significant. Under statement No. 144, the Company reports as discontinued operations reportable segments of its Business when (1) cash flows and results of operations can be identified, (2) the assets sold are not part of a larger reporting unit and (3) the Company has no continuing involvement.

                              U.S. WEST HOMES, INC.
                    (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Environmental liabilities
-------------------------

With respect to real estate development projects that are in beginning stages, as well those that are well underway, insufficient information exists upon which judgments can be made as to the validity or ultimate determination as to whether there may be unknown environmental liabilities, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such unknown aspects of the Company's operations.

Earnings per share information
------------------------------

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred during the quarterly periods reported, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Potential common shares which would have been included in diluted per share information consisting of the incremental common shares issuable upon the conversion of preferred stock, using the if-converted method and the exercise of stock options, using the treasury stock method approximated 896,257,000 shares for the three months ended March 31, 2003.

Guarantees
----------

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the recognition and measurement provisions of FIN 45 for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 have not had a material effect on the Company's financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred significant losses in its most recent history, with a reported loss of $9.6 million for the three months ended March 31, 2003. At March 31, 2003, the Company had an accumulated deficit of $70.1 million.

The Company has relied on an unsecured credit line with Richfield Financial, LLC, an affiliate of former officers and directors of the Company, which accrued interest at 10%, per annum, payable together with the principal advanced, four
(4) years from date of each advance. Richfield previously granted an irrevocable commitment of up to $5,000,000 through August 2004. The credit line was terminated on May 2, 2003, upon the exchange of assets (see Note 14). Management believes that its overhead and cash requirements will be reduced significantly on an ongoing basis. The Company has no significant commitments for capital to meet its liabilities, ongoing operations and debt service. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to explore sources of working capital including borrowings, sales of securities, and joint ventures. Management believes funds in the amount of $150,000 will be generated through the exercise of stock options granted to consultants on May 2, 2003, issued as part of the change in management. In the event management in not successful in its plans, they may be required to liquidate assets. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements during the next twelve months, or restore financial solvency. These accompanying consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 3 - INTANGIBLES

On May 2, 2003, the Company sold its interest in certain assets to an affiliate which included Noble Concepts, its furniture manufacturing operation. Noble was acquired in 2000 for stock in the Company which had a value as of the issue date of $1,962,000. The related party purchased Noble for $550,000 and assumed all debt. Goodwill and customer lists were not recovered in this sale, as well as noncurrent assets. As a result, the Company will report a loss on operations $916,000 during the three months ended June 30, 2003. Subsequent to this transaction, no significant intangible assets will exist.

NOTE 4 - REAL ESTATE

Real estate consists of the following:

                                                   March 31,
                                                     2003
                                                 ------------
Real estate inventory-
  Evergreen Manor                                $  3,240,000
                                                 =============

Real estate held for development:
  Oasis PUD                                      $ 23,120,000
  San Jacinto                                       2,770,000
  Flamingo 55                                         994,000
                                                 =============
                                                 $ 26,884,000
                                                 =============

Construction in progress which represents monies invested to improve real estate held for development consists of the following:

  Oasis PUD                                      $  1,261,000
  San Jacinto                                       1,084,000
  Flamingo 55                                         212,000
                                                 =============
                                                 $  2,557,000
                                                 =============

U.S. West Homes charged operations to impair certain capitalized costs related to various projects in the amount of $306,000. As a result of the change in focus of the Company, it is unlikely that such projects will be pursued or that the Company will receive any benefit from the costs incurred.

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 5 - NOTES RECEIVABLE

Sale of stock in Senior Care International, S.A. de C.V.

On May 29, 2002, U.S. West Homes entered into a stock purchase agreement for the transfer of all of the shares of Senior Care International, S.A. de C.V. to Gold Coast, S.A. de C.V., a Mexican corporation owned and controlled by Mexican nationals. The Company accepted four promissory notes totaling $70,229,000 payable four years from the issue date of May 29, 2002 with interest accruing at 6% interest per annum payable at maturity. These notes were originally discounted to the related assets historical cost basis in the amount of $32,472,000.

Two of the contracts were abandoned by the new owners of the stock in Senior Care International resulting in the impairment of the contracts commonly known as Plaza Resorts and Portal Del Mar as reported in the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003. Accordingly, management recorded an impairment of the notes totaling $12,321,000 in the fourth quarter of 2002.

The carrying value of the notes is based upon the carrying value of the contracts for deed which were sold that are considered viable contracts. The carrying value of each of the promissory notes has been determined as follows:

Plaza Rosarito                                   $ 33,200,000
Hills of Bajamar residential acreage               14,950,000
                                                 -------------
                                                   48,150,000
  Less: discount due to carryover basis           (27,999,000)
                                                 -------------
                                                 $ 20,151,000
                                                 =============

The background as to how this carrying value was determined is based upon certain contracts for deed to certain real properties in Baja California, Mexico dated April 30, 2001, on May 22, 2001. Counsel for Senior Care International in Mexico has rendered a legal opinion that Senior Care International has a binding and fully enforceable contract for deed to these properties, that by recording a notice of the lawsuit which was filed to enforce these contracts, this gave notice that Senior Care International has a binding and enforceable contract and is entitled to take fee simple title to the property at any time subject to any pre-recorded liens. The Company is required to pay a transfer tax at the time of title transfer.

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

Other Notes Receivable

In addition, the Company received two non-interest bearing promissory notes totaling $500,000 in the aggregate from the sale of the Friendly Bear and Pecos Russell rental properties in 2002. Both notes are deemed uncollectible and were reduced to zero.

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 6 - INVESTMENT IN JOINT VENTURE

On February 24, 2003, the Company entered into a joint venture with Las Brisas de la Mar to assist the present owners of the Mexican properties in their development of those properties as a way of assuring that the notes receivable can be collected when due. The joint venture known as The U.S. West/Las Brisas de la Mar Joint Venture is to become the pre-development coordinator assisting the owners to complete litigation, work to enter into agreements to pay off existing liens through the bankruptcy court in San Diego, to assist the owners in obtaining financing and engage architects, engineers and other professionals to complete the development of the Mexican properties. The Company issued 250,000,000 shares of common stock as its capital contribution to the joint venture valued at $2,025,000. Further, the Company agreed to advance additional monies to the joint venture from time to time to pay professionals as required.

NOTE 7 - MORTGAGE NOTES

MORTGAGE NOTES TO UNRELATED PARTIES

The Company had secured mortgage obligations as summarized below as of March 31, 2003:

Evergreen Manor Property
------------------------
A construction loan with a bank, bearing
interest at prime plus 1.25% payable in
interest only, payable together with principal
upon release provisions from sales of units,
which are presently on-going                      1,507,000

A loan with a real estate broker at 15%
interest, payable upon release
provisions from sales of units which
are presently on-going                              210,000

Signature Properties
--------------------
Payable to private party,
in foreclosure                                      128,000

Flamingo 55
-----------
A land loan with a bank, interest at
13% per annum, payable monthly
balloon payment is past due as of May 1, 2003,
cross collateralized with property
owned by related party                              675,000

Payable to private party, interest
at 10% per annum, past due                           53,000

Cottages of San Jacinto
-----------------------
Land loan with a private lender, in
default as of January, 2003, default
interest rate of 18.5% per annum
after Feb. 21, 2003, 13% prior to Feb. 21
2003, cross collateralized with
Evergreen Manor II as third deed of
trust                                             2,109,000
                                               -------------
Total mortgage notes to non-related parties    $  4,682,000
                                               =============
MORTGAGE NOTES TO RELATED PARTY

Cottages of San Jacinto
-----------------------
Loan from related party bearing interest at
18%, due May, 2002, in default                      551,000
                                               =============

Future annual minimum principal payments of mortgage notes as of December 31, 2002 over the next five years, and thereafter are as follows:

 Year ending

    2003                                       $  5,233,000
                                               =============

All debt is past due or due in one year. The mortgage notes of Flamingo 55 and Cottages of San Jacinto were transferred on May 2, 2003 (Note 14).

                              U.S. WEST HOMES, INC.
                    (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE

The Company had other obligations as summarized below which relate solely to promissory notes on operations which were assumed by the related party purchaser of certain assets subsequent to March 31, 2003 (Note 14):

Credit facility with a financial
institution, variable interest at a referenced
prime rate, plus 3.5% per annum, 12.5%,
per annum, or $8,000, whichever is
greater, payable monthly, expires
August 31, 2003, renewable
annually by mutual written consent             $    325,000
                                               =============

Noble had a credit line with a financial institution, which was secured by substantially all the assets of Noble, and guaranteed by the Company. Noble was able to borrow 80% of eligible accounts receivable. Eligible accounts receivable are receivables which are due within a period of 90 days. During 2000, the Company paid off an equipment term loan and an inventory line in 2001. The agreement expires August 31, 2004. The agreement requires the Company to pay an annual fee of $12,000, and a monthly administrative fee equal to 0.34% of the gross accounts receivable balance, payable monthly. Since inception of the agreement in August 31, 2001, the Company has been required to pay the minimum interest of $8,000 per month causing the effective interest rate to exceed the maximum stated rate of 12.5%, per annum. The weighted average effective interest rate on borrowings under this agreement is approximately 33%, per annum.

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

Credit facility
---------------

At March 31, 2003, the Company had an unsecured credit line with Richfield Financial, LLC, an affiliate of former officers and directors of the Company, which accrues interest at 10%, per annum, payable together with the principal advanced, four (4) years from date of each advance. The note holder had granted an irrevocable commitment of up to $5,000,000 through August 2004. The credit line was terminated on May 2, 2003, upon the exchange of assets (see Note 14). As of March 31, 2003, the Company owed this affiliate for advances on the unsecured credit line of $3,480,000 and a secured loan totaling $551,000 which is secured by a deed of trust on the Cottages of San Jacinto (see Note 7).

The sale of Noble, The Cottages at San Jacinto and Flamingo 55 to Richfield together with the issuance of Series L preferred stock which was issued to Richfield as part of the transaction on May 2, 2003, and resulted in a complete pay-off of this credit facility in the amount of $4,184,000. Richfield has agreed to advance $50,000 over the next sixty day period from May 2, 2003 through July 2, 2003 to assist the Company in the payment of its on-going obligations. This additional $50,000 advance will be repaid by the issuance of additional Series L preferred stock to Richfield.

Mortgage note
-------------

Also paid off by the sale of the Cottages of San Jacinto was a mortgage note in the amount of $551,000 which Richfield had purchased from the original seller of the property and which was in default at the time of purchase.

NOTE 10 - REDEEMABLE COMMON STOCK

The Company issued a total of 77,652,632 shares of common stock to the sellers of the Oasis Planned Urban Development project to satisfy $7,377,000 of mortgage notes. That payment was reclassified as a liability on the Company's balance sheet as of December 31, 2002 because the stock may be redeemed if the Company does not achieve certain goals by July 26, 2003.

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

From time to time, the Company enters into consulting agreements for services ranging from investor relations to construction management and real estate prospecting. Generally, the terms of the agreements provide for monthly payment and may be terminated by either party with 30 days written notice. Also see Note 14.

Loan due to East West Community Developer ("East West")
-------------------------------------------------------

In April, 1999, a partial interest in Delran, LLC was assigned to International Thermal Packaging, Inc. [ITP] who loaned the $700,000 to East West which was in turn, by that company, loaned it to U.S. West Homes. International Thermal Packaging brought suit in the United States Bankruptcy Court in New Jersey seeking payment of this amount from U.S. West Homes, as well as from East West. In January, 2003, a judgment was obtained by International Thermal Packaging for the $700,000 debt plus interest and other costs which totaled approximately $1,278,000. The Company recorded a provision for loss in the amount of $357,000 in 2002.

Rent USA Equipment Leases
-------------------------

On January 23, 2001, the Company leased mining equipment which it in turn sub-leased to Equip USA, a wholly owned subsidiary of Rent USA. The Company's management discovered that after only three months use, the equipment was being returned to the Company by the end user and that the Company would have to find a new user for the equipment. The Company's management negotiated with the original lessor of the equipment to find a new lessee for that equipment, unsuccessfully. The Company brought suit against Rent USA, Equip USA, an affiliate, and their management team for breach of contract, fraud and deceit. The lessors of the leases have obtained a judgment for a deficiency in the amount of $386,000.

The Company claims that any loss which it may suffer as a result of the deficiency should be assessed against Rent USA, Equip USA, its officers and directors and that the lessors themselves should assume a part of the liability due to kick backs which were built into the lease contracts by sales personnel of the lease companies resulting in fraud against the Company and the share purchase transaction void. During the year ended December 31, 2001, management recorded a provision for loss in the amount of $300,000. A judgment in the amount of $386,000 was granted against the Company in February 2003. Accordingly, management recorded an additional $86,000 in losses in 2002.

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS

See Note 14 for additional capital transactions.

Stock-based Compensation
------------------------

The Company issued stock during three months ended March 31, 2002 and 2003 in lieu of cash compensation to various individuals and entities for services rendered and charged to expense as follows:

                                       Shares issued quarter ended March 31
Purpose for
Issuing Stock                 Number of      Value on        Number of        Value on
                            shares issued  date of issue    shares issued    date of issue
                                 2002          2002             2003             2003
---------------------------  -----------    -----------     ------------    -------------
Legal                                 -     $        -       26,780,000     $    535,000

Real estate due diligence,
 prospecting and consulting           -              -       97,200,000        2,183,000

Investor relations              225,000        142,000       25,000,000          725,000

Director fees                   200,000        150,000       40,000,000          684,000

Employee compensation         3,100,000      2,325,000      240,000,000        4,560,000
                             -----------    -----------     ------------    -------------
Totals                        3,525,000     $2,617,000      428,980,000     $  8,687,000
                             ===========    ===========     ============    =============

PREFERRED STOCK
---------------

Preferred Stock
---------------
The Company has filed with the Secretary of State of the State of Nevada Certificates of Powers, Designations, Preferences and Rights regarding Series A, Series F and Series G, Series J and Series K preferred stock. There are 500,000,000 shares of preferred of all classes authorized. Each share of preferred stock is entitle to one vote, same as common stock rights. None of the shares issued to date have any liquidation value.

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 12 - CAPITAL TRANSACTIONS, CONTINUED

Series L preferred
------------------

On May 2, 2003, the Directors authorized the creation of Series L preferred Stock. Richfield was issued 1,000,000 shares of Series L preferred in exchange for $1,963,673 and for the delivery of $50,000 by Richfield to U.S. West over the sixty day period from May 2, 2003 through July 2, 2003. Any advances on the credit line which the Company has with Richfield over that amount will become a debt of the Company which will have to be repaid under the terms of the original credit line and not in Series L preferred stock. The significant terms of the newly created Series L include: (a) a liquidation preference of $10 per share;
(b) voting rights on an as converted basis; (c) conversion rights so that the 1,000,000 Series L preferred shares, if converted would represent one-half of the common stock issued and outstanding immediately following conversion and (d) a mandatory written notice requirement 65 days prior to any conversion. The effect of these provisions is that the holders of the Series L can, with one additional share of common stock, control the board and management of the Company. Furthermore, the liquidation preference and conversion rights in the Series L have the effect of granting the holder economic value from the assets of the Company equal to the greater of (a) $10,000,000 or (b) one-half of the Company's assets. Stockholders holding a majority of the voting power of the Company approved this transaction on May 2, 2003.

NOTE 13 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

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

U.S. West Homes has developed the following segment information. Commercial rental properties sold or held for sale, consisting of Broadway-Acacia, Pecos Russell Business Center and Friendly Bear is considered a segment. In addition, operations of Noble Concepts, the furniture manufacturer, which was sold to an affiliate on May 2, 2003 (see Note 14), is considered a segment and is summarized below. These operations, as well as those classified as real estate assets sold (Note 14) are NOT reflected in the accompanying consolidated financial statements as discontinued in accordance with the adoption of SFAS 144.

                              U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION AND DISCONTINUED OPERATIONS, CONTINUED

Net loss attributable to discontinued real estate rental operations disposed in the second quarter of 2002 are as follows:

                                   Three months ended March 31
                                     2002               2003
                                 ------------        -----------

Rental Income                    $   157,000         $         -
Cost of revenues                    (145,000)                  -
 Interest                           (129,000)                  -
                                 ------------        ------------
Loss from discontinued rental
 operations                      $  (117,000)        $         -
                                 ============        ============


Revenues and expenses incurred in connection with Noble Concepts Fidelity, Inc.'s operations are as follows:

                                                Three months ended March 31
                                              -------------------------------
                                                  2002               2003

Revenues                                      $ 1,122,000        $ 1,059,000
Cost of revenues                                 (844,000)          (883,000)
                                              ------------       ------------
  Gross profit                                    278,000            176,000
Expenses:
 Selling and marketing                             90,000             45,000
 General and administrative                       172,000            221,000
 Interest                                          30,000             24,000
                                              ------------       ------------
Total expenses                                    292,000            290,000
                                              ------------       ------------
Loss from manufacturing
  assets sold                                 $   (14,000)       $  (114,000)
                                              ============       ============

See Note 14 for additional discussion of businesses sold on May 2, 2003

                              U.S. WEST HOMES, INC.
                    (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS

On April 29, 2003, Management entered into an agreement with Craig Brown, former President and Director, and Mervyn Phelan Jr., affiliate, to provide personal guarantees to cure certain defaults on the Cottages at San Jacinto. As consideration for providing the guarantees, Management transferred a 50% interest in San Jacinto. Management estimates the value of the consideration issued to these related parties at approximately $1,555,000. This amount represents the fair value of the property of $6,098,000, less the indebtedness of $2,988,000 (see table below to see computation of loss). On May 2, 2003, the stockholders holding a majority of the voting power of the Company took the following action by written consent as allowed under Nevada law.

1. The stockholders approved a reverse split of the Company's common stock whereby every one hundred (100) shares of common stock which are issued and outstanding are automatically converted into one (1) share of common stock; provided, however, that the Company shall issue one (1) full share of common stock to its stockholders for any fractional interest remaining after conversion of all outstanding shares pursuant hereto.

2. The stockholders approved the retention of the number of authorized shares after the reverse split authorized herein above in Paragraph 2 so that Article Fourth of the Company's Articles of Incorporation shall continue to read as follows:

"The total number of shares of stock which the corporation shall have authority to issue is: Five Billion Five Hundred Million (5,500,000,000) shares of capital stock, divided into Five Billion (5,000,000,000) shares of $.001 par value common stock, and Five Hundred Million (500,000,000) shares of $.001 par value preferred stock, and, further, that the designation, powers, preferences and relative participating, option or other special rights and qualification, limitations or restrictions of the shares of such preferred stock may be issued from time to time in one or more series, each of such series to have such voting powers, designation, preferences, and relative participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as expressed herein or in a resolution or resolutions, providing for the issuance of such series, adopted by the directors."

3. The stockholders approved a change in the name of the corporation to INVESTCO CORPORATION.

4. The stockholders approved the creation of the Series L Convertible Preferred Stock.

5. The stockholders approved, ratified, and confirmed all acts of the officers and directors of the Company, taken in furtherance of the Company's business plan, since the last meeting of stockholders.

6. The stockholders approved the creation of the April 2003 Non-Qualified Stock & Stock Option Plan and the reservation of 1,000,000,000 shares of common stock for issuance under the plan.

7. The stockholders approved the Termination Agreement and Mutual Release with Richfield Financial LLC.

8. David Edwards, John Tanner, Fred Graves Luke, Walter Grieves, and Jon L. Lawver were elected to serve as the directors of the Company until the next annual meeting of stockholders or until successors are duly elected and qualified.

9. The stockholders approved and directed the Company to file Amended and Restated Articles of Incorporation with the Nevada Secretary of State.

                              U.S. WEST HOMES, INC.
                    (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS, CONTINUED

The Company also entered into a Termination Agreement and Mutual Release with Richfield which will impact the Company's balance sheet in several significant ways. The outstanding balance under Revolving Line of Credit Loan Agreement dated December 6, 2002 between the Company and Richfield was $4,183,673 as of April 15, 2003. Under the agreements:

a. Richfield will forgive $550,000 of the outstanding balance in exchange for 100% of the Company's right, title and interest in Noble Furniture. The carrying value of Noble was approximately $1,500,000 on or about April 15, 2003. Thus, the Company recorded a charge of approximately $916,000. See table below for computation of loss.

b. Richfield will forgive $1,720,000 of the outstanding balance in exchange for 100% of Company's right, title and interest in the Cottages at San Jacinto. The estimated fair value of San Jacinto, net of liabilities, on or about April 15, 2003 was approximately $600,000. A gain in the amount of $1,120,000 will be reported during the quarter ended June 30, 2003. See table below for computation of gain.

c. As further consideration for the debt forgiveness under the Credit Line, the Company conveyed 100% of its right, title and interest in Flamingo 55, and Richfield will assume $815,000 of Company debt related to Flamingo 55. The estimated fair value of Flamingo 55 on or about April 15, 2003 was approximately $1,300,000. There will be no reduction in the amount of the Credit Line as a result of this conveyance. Accordingly, management will report a charge of approximately $416,000. See table below for computation of loss.

d. As further consideration for the debt forgiveness under the Credit Line, being $1,963,673 and for the delivery of $50,000 by Richfield to the Company or the Company's creditors within the next 60 days, the Company will issue to Richfield 1,000,000 shares of newly created Series L Convertible Preferred Stock. Significant terms of the newly created Series L include: (a) a liquidation preference of $10 per share; (b) voting rights on an as converted basis; (c) conversion rights so that the 1,000,000 Series L preferred shares, if converted would represent one-half of the common stock issued and outstanding immediately following conversion; (d) a mandatory written notice requirement 65 days prior to any conversion. The effect of these provisions is that the holders of the Series L can, with one additional share of common stock, control the board and management of USWH. Furthermore, the liquidation preference and conversion rights in the Series L have the effect of granting the holder economic value from the assets of the Company's equal to the greater of (a) $10,000,000 or (b) one-half of the Company's assets. As noted above, the stockholders holding a majority of the voting power of Company stock outstanding approved this transaction.

Any amounts advanced by Richfield over the $50,000 commitment will be a debt of the Company which must be repaid and will not result in the issuance of additional Series L preferred stock.

                             U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003
-------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS, CONTINUED

REAL ESTATE ASSETS SOLD
-----------------------

The assets and liabilities associated with Flamingo 55, Inc., The Cottages of San Jacinto and Noble Furniture manufacturing are as follows:

-----------------------------------------------------------------------
Name of Asset               Assets      Less: Liabilities   Net Assets
                           -----------     ------------     -----------
Flamingo 55                $ 1,231,000     $  (815,000)     $  416,000
Cottages of San Jacinto      4,188,000      (2,988,000)      1,200,000
Noble Furniture              2,304,000        (838,000)      1,466,000
                                                            -----------
                                           Carrying value
                                           of assets sold   $3,082,000
                                                            -----------

The transactions occurring on May 2, 2003 to sell the assets of Flamingo 55, Inc., The Cottages of San Jacinto and Noble Furniture manufacturing will each result in the recording of $1,167,000 loss for the quarter ended June 31, 2003.

Gain/loss calculation:                                 Less:          Less:
                                    Fair Market      Carrying     Fair Value of      Estimated
                                     Value of        Value of     Compensatory       Gain or
                                   Consideration    Assets Sold      Element          (Loss)
                                  --------------   ------------    ------------    ------------
Flamingo 55                       $           -    $  (416,000)    $         -     $  (416,000)
Cottages of San Jacinto (guaranty)    1,555,000       (600,000)     (1,910,000)       (955,000)
Cottages of San Jacinto (relief of
 portion of Richfield debt)           1,720,000       (600,000)              -       1,120,000
Noble Furniture                         550,000     (1,466,000)              -        (916,000)
                                  --------------   ------------    ------------    ------------
                                  $   3,825,000    $(3,082,000)    $(1,910,000)    $(1,167,000)
                                  ==============   ============    ============    ============

EQUITY TRANSACTIONS

During April 2003, the Company issued 90,000,000 shares of common stock valued at $234,000 to certain consultants to make up the difference in value caused by a decline in stock price.

Also, during April and May 2003, the Company issued 275,000 shares of common stock valued at $659,000 to consultants for services rendered subsequent to March 30, 2003.

During April and May 2003, the Company issued 98,571,413 shares of common stock valued at $204,000, to employees for services rendered subsequent to March 30, 2003.

EMPLOYMENT AGREEMENTS

On May 2, 2003, effective April 16, 2003, Noble entered into an employment agreement with the general manager of Noble Concepts. In connection with such agreement, the Company issued 100,000,000 shares of common stock valued at $300,000.

DIRECTORS AGREEMENTS - NEW DIRECTORS

On May 2, 2003, effective April 9, 2003, U.S. West Homes entered into three advisory and directors fee agreements.

The first agreement is between the Company and Fred Graves Luke, its new executive officer. Under the terms of the agreement, U.S. West Homes is to pay a salary equal to $1,000 per month, a director's fee of $500 per month, and a "Success" fee. This "Success" fee is based upon the identification and introduction of merger and acquisition candidates or joint venture partners in which U.S. West Homes ultimately acquires an equity, joint venture, or participating interest in. The "Success" fee will be 50% cash. The other 50% shall be either cash or shares of U.S. West Homes' common stock (based on the market value on the issue date). The value of the "Success" fee shall be equal to 6% of the gross purchase price or investment and is due upon the close of the transaction. Unless terminated earlier, the agreement shall have an initial term that expires December 31, 2005. However, the agreement will renew automatically, on an annual basis, for up to four additional years.

                             U.S. WEST HOMES, INC.
                     (FORMERLY SENIOR CARE INDUSTRIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED MARCH 31, 2002 & 2003

-------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS, CONTINUED

The second agreement is between the Company and John L. Lawver, its new executive officer. Under the terms of the agreement, U.S. West Homes is to pay a salary equal to $1,000 per month, and a director's fee of $500 per month. Unless terminated earlier, the agreement shall have an initial term that expires on December 31, 2005. Also the agreement will renew automatically, on an annual basis, for up to four additional years.

The third agreement is between the Company and Walter Grieves, its new president. Under the terms of the agreement, U.S. West Homes is to pay a salary equal to $1,000 per month, and a director's fee of $500 per month. Unless terminated earlier, the agreement shall have an initial term that expires December 31, 2005. Also, the agreement will renew automatically, on an annual basis, for up to four additional years.

In addition, U.S. West Homes granted each of the three directors options to acquire 1,000,000 shares of U.S. West Homes' common stock at the following purchase prices:

250,000 shares exercisable at $0.01 per share
250,000 shares exercisable at $0.015 per share
250,000 shares exercisable at $0.03 per share
250,000 shares exercisable at $0.045 per share

The options may be exercisable either in full or in part, at any time, prior to the 5th anniversary of the signing of the agreement.

CONSULTING AGREEMENTS

On May 2, 2003, effective April 9, 2003, U.S. West Homes entered into a Proxy and Corporation Information Distribution Agreement with JLL Distribution Co. JLL Distribution Co. is owned and operated by John L. Lawver, new executive officer of the Company. In connection with this agreement, the Company will pay a one time database access fee of $12,500, a monthly service fee of $1,500, and will reimburse the consultant's out-of-pocket expenses. The agreement expires on December 31, 2005. In addition, U.S. West Homes granted options to acquire 2,000,000 shares of US West Homes' common stock at the following purchase prices:

250,000 shares exercisable at $0.01 per share
250,000 shares exercisable at $0.015 per share
250,000 shares exercisable at $0.03 per share
250,000 shares exercisable at $0.045 per share
250,000 shares exercisable at $0.06 per share
250,000 shares exercisable at $0.07 per share
250,000 shares exercisable at $0.08 per share
250,000 shares exercisable at $0.09 per share

The options may be exercisable either in full or in part, at any time, prior to the 5th anniversary of the signing of the agreement.

On May 2, 2003, effective April 9, 2003, U.S. West Homes Inc., entered into an agreement for Business Plan and Market Analysis with Real Media Solutions. Real Media Solutions is owned and operated by Walter Grieves, the new President of the Company. Compensation for the agreement shall consist of a retainer of $12,500, payable in the Company's common stock, and a monthly consulting fee of $1,500. The agreement is for the period April 9, 2003 through December 31, 2003, and will be renewed automatically for an additional four years.

On May 2, 2003, effective April 9, 2003, U.S. West Homes, Inc., entered into a fee agreement with Fred Graves Luke, new executive officer of the Company. The consultant will aid the Company in renegotiating its unsecured and secured creditors, and long term debt holders. Compensation for the agreement shall consist of a retainer of $1,500, per month, and a "Success Fee" equal to 10% of the difference between the face amount of the debt settled/restructured or otherwise reduced, as a result of advisor's efforts, and the reduced payoff amount of such debt. The consultant shall be paid in shares of U.S. West Homes' common stock. The agreement is for the period April 9, 2003 through December 31, 2003.

On May 2, 2003, effective April 14, 2003, U.S. West Homes entered into a consulting agreement with an affiliated company, Consulta LLC. Consulta will advise the Company on corporate finance and regulation compliance issues. The agreement is on a month to month basis and can be extended annually by written notice. The Company will pay a monthly consulting fee of $10,000.

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

U.S. West Home's Business Model
-------------------------------

In an effort to improve U.S. West Homes working capital position, its Board of Directors and a majority of the shareholders, on May 2, 2003, took certain action, including to dispose of The Cottages of San Jacinto, Flamingo 55 and Noble to reduce debt to an affiliate, and adopting resolutions changing the company name to Investco Corporation ("Investco"). The Board and shareholders also adopted a new business plan, as a result of its planned future expansion of its holdings through investments and purchase of other security positions, both minority and controlling, in other public and privately held businesses which new management considers to present the best opportunities for future growth of revenues, income and shareholder value.

New management intends to operate Investco, going forward, as a holding company and to provide management and advisory services, and to a limited extent, short-term working capital, to businesses in which it makes its investments. Investco does not intend to operate as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "40 Act"). A BDC is a specialized type of investment company under the Act, and must be primarily engaged in the business of furnishing capital and making available managerial expertise to companies that do not have ready access to capital through conventional financial channels, and equity investments in such companies are limited to 30%. The Company intends to exclude itself from the '40 Act by acquiring and investing in businesses where it can get a minimum of 19.9% up to 80.1% ownership interest and obtain some managerial or advisory role, and be active in the acquired businesses.

On April 30, 2001, the Company, through its Mexican subsidiary, Senior Care International, S.A. de C.V. purchased contracts for deed relative to four parcels of real property located in Baja California in Mexico. The properties represented by the contracts for deed included an uncompleted shopping center, ocean front land suitable for development for a hotel in Roasrito Beach, 650 acres of raw land adjacent to the Bajamar Golf & Country Club in Ensenada, an unfinished condominium complex south of Rosarito Beach and 16 acres of ocean front land inside of the Bajamar Golf & Country Club suitable for development of a time share project. New management is currently analyzing the notes issued related to the purchase of the properties and the feasibility of the development effort moving forward. Management intends to continue its development joint venture with Las Brisas de la Mar. With respect to the Oasis P.U.D. in Windover NV, new management will evaluate the future prospects during the second quarter to ascertain the feasibility of property development.

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

Inventories

The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. U.S. West Homes writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

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

Valuation of long-lived and intangible assets

Management assesses the fair value and recoverability of its long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, management makes assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of the Company's long-lived assets and goodwill is dependent upon the forecasted performance of its business and the overall economic environment. When management determines that the carrying value of the long-lived assets and goodwill may not be recoverable, it measures any impairment based upon a forecasted discounted cash flow method or fair value. If these forecasts are not met, management may have to record additional impairment charges not previously recognized. The most significant intangible asset are the notes receivable which are owed by Senior Care International to U.S. West Homes. Whether U.S. West Homes can expect payment on the notes when due is dependent upon whether the present owners of Senior Care International will be able to obtain title to the properties represented by the contracts for deed owned by Senior Care International. Management must rely on Mexican counsel to give us both an estimate of the time it will take to obtain title. Presently, that time estimate is dependent upon whether the Mexican courts or arbitrators will act soon enough to allow the properties to be transferred and developed within the four year term of the notes receivable.

Discontinued Operations
-----------------------

On May 2, 2003, U.S. West Homes sold its interest in Noble Concepts, its furniture manufacturing operation, its interest in the Cottages of San Jacinto and its interest in Flamingo 55 in exchange for a reduction of $4,184,000 which was due to an affiliate. In accordance with SFAS 144, the Company determined the measurement date to be May 2, 2003. SFAS 144 specifically disallows reporting of these assets as held for sale until the measurement date. Therefore, no impairment loss was reported as of March 31, 2003.

The exchange of assets to settle amounts owed under the Richfield Credit Facility is expected to produce a loss in the aggregate of $1,167,000 ($2,287,000 loss - $1,120,000 gain, See table at NOTE 14). This loss was not anticipated by management at the time the Company agreed to repay the Richfield Credit Facility through the exchange of assets. The losses from operations and the loss from the sale will be reported as discontinued operations during the three and six month periods ending June 30, 2003, as well as the corresponding periods from the prior year.

Income taxes
------------

Management recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly review its deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. All deferred tax assets, consisting primarily of net operating losses which may be carried forward are fully reserved.

Results of operations
---------------------

The results of operations of the Company for the three month period ended March 31, 2002, compared to the three month period ended March 31, 2003 are discussed below.

Revenues
--------

For the three month period ended March 31, 2002 there were no real estate sales as compared to real estate sales for the three month period ended March 31, 2003 of $147,000.

For the three month period ended March 31, 2002, manufacturing revenues were $1,122,000 as compared to revenues for the three month period ended March 31, 2003 of $1,059,000. This decrease of $63,000 or 6% was primarily due to a downturn of consumer goods.

Cost of goods sold
------------------

For the three month period ended March 31, 2003, the cost of goods sold relating to real estate sales was $132,000 or 90% of adjusted gross sales. For the same quarter in 2002, there were no costs attributed to sales.

For the three month period ended March 31, 2002, the cost of goods sold relating to manufacturing sales was $844,000 (or 79% of related revenues) as compared to revenues for the three month period ended March 31, 2003 of $883,000 (or 83% of related revenues). This increase of $39,000 or 5% was primarily due to slightly increased operations costs.

Selling, general & administrative expenses
------------------------------------------

Sales and marketing expenses for the three month period ended March 31, 2002 was $97,000 as compared to $53,000 for the three month period ended March 31, 2003. This decrease of $44,000 or 45% was primarily due to decrease in sales and marketing efforts.

General and administrative expenses were $429,000 for the three month period ended March 31, 2002 as compared to $268,000 for the three month period ended March 31, 2003. This decrease of $161,000 or 38% was primarily due to an increase in the use of stock-based compensation.

Stock based compensation
------------------------

During the three month period ended March 31, 2002, the Company issued 3,525,000 shares of common stock as stock based compensation with a value of $2,617,000 based upon the market price for those shares on the date of issue.

In contrast, during the same three month period ended March 31, 2003, the Company issued 428,980,000 shares of common stock as stock based compensation with a value of $8,687,000 based upon the market price for those shares on the date of issue.

The reason more shares were issued during 2003 was because the Company paid a greater portion of its obligations to consultants and professionals with stock rather than with cash. Also, due to the decline in the stock price, more shares are necessary to equal the fair value of services performed.

Interest expense
----------------

Interest expense totaled $273,000 for the quarter ended March 31, 2002 as compared to $297,000 for the quarter ended March 31, 2003. The difference between 2002 and 2003 is attributable to the increase in interest rates due to the default status of some of the interest-bearing notes as well as the accrual of interest on the judgments payable.

Net loss
--------

U.S. West Homes had a net loss for the quarter ended March 31, 2002 of $3,255,000 as compared to a loss of $9,568,000 for the quarter ended March 31, 2003. The higher loss for the quarter ended March 31, 2003 was directly attributable to management's decision to increase the stock-based compensation to its officers, directors, consultants and professionals during 2003.

For the three months ended March 31, 2002, rental income was reported as a discontinued operation as a result of the sale of P/R Business, Inc. and Friendly Bear Plaza, Inc. on April 25, 2002. Income from discontinued operations totaled $117,000 for the quarter ended March 31, 2002 as compared to $0 for the quarter ended March 31, 2003.

The net loss for the quarter ended March 31, 2002 was $0.14 per share based upon a weighted average of 22,969,491 common shares outstanding, both basic and diluted for the quarter ended March 31, 2002. The net loss for the quarter ended March 31, 2003 was $0.02 per share, based upon a weighted average of 614,218,145 common shares outstanding, both basic and diluted.

Liquidity and capital resources
-------------------------------

Net cash used in operating activities totaled $270,000 for the three month period ended March 31, 2002 as compared to net cash used by operating activities of $308,000 for the three month period ended March 31, 2003.

Net cash used in investing activities totaled $247,000 for the three month period ended March 31, 2002 as compared to $49,000 for the three month period ended March 31, 2003.

Net cash provided by financing activities totaled $471,000 for the three month period ended March 31,2002 as compared to net cash provided by financing activities of $247,000 for the three month period ended March 31, 2003.

Net cash paid for interest not including interest paid which was capitalized totaled $170,000 for the three month period ended March 31, 2002. There was $82,000 interest capitalized during the three month period ended March 31, 2003. All other interest is being expensed until such time as construction actually commences.

Our future capital requirements
-------------------------------

U.S. West Homes consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of U.S. West Homes as a going concern. U.S. West Homes has incurred significant losses in its most recent history, with a reported loss of $9.6 million for the three months ended March 31, 2003. At March 31, 2003, U.S. West Homes had an accumulated deficit of $70.1 million.

U.S. West Homes relied on an unsecured credit line with Richfield Financial, LLC, an affiliate of former officers and directors of the Company, which accrued interest at 10%, per annum, payable together with the principal advanced, four
(4) years from date of each advance. Richfield previously granted an irrevocable commitment of up to $5,000,000 through August 2004. The credit line was terminated on May 2, 2003, upon the exchange of assets and change in management. Depending on our actual cash requirements, the fact that Richfield terminated our line of credit could affect U.S. West Homes adversely; however, management believes that the Company's overhead and cash requirements will be reduced significantly on an ongoing basis. U.S. West Homes has no significant commitments for capital to meet its liabilities, ongoing operations and debt service. These factors raise substantial doubt about U.S. West Homes' ability to continue as a going concern.

Management plans to explore sources of working capital including borrowings, sales of securities, and joint ventures. Management believes funds in amount of $150,000 will be generated through the exercise of stock options granted to consultants on May 2, 2003, issued as part of the change in management.

Information on the stock options management expects to generate cash from the exercise:

A total of 5,000,000 options were granted to consultants on May 2, 2003, effective April 9, 2003. These consultants were engaged to restructure U.S. West Homes' balance sheet, to settle judgment claims against U.S. West Homes and to improve relationships with its stockholders and the investment community.

Upon exercise of the options, the option price would be paid into U.S. West Homes treasury. Whether any monies will come from the exercise of options will depend upon the stock price at any given time. The following table shows the number of outstanding options and the exercise price of those options:

Number of options                Exercise price
-----------------                --------------

1,000,000                        $0.01
1,000,000                         0.015
1,000,000                         0.03
1,000,000                         0.045
250,000                           0.06
250,000                           0.07
250,000                           0.08
250,000                           0.09

U.S. West Homes announced that the Directors with the assent of the shareholders agreed to a 1 for 100 reverse split which will become effective some time in late May or early June, 2003. However, the number of options outstanding will not change but the exercise price will increase by 10 times, that is, the $.01 option will now be $.10. If the first series of $.10 options were exercised, U.S. West Homes would receive $150,000 which would be deposited into the treasury and used for on-going operations. There is no assurance that any of these options will be exercised and no assurance that any monies will come into the treasury as a result of the sale of these options.

In the event management is not successful in its plans, the Company may be required to liquidate assets. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund the Company's working capital requirements during the next twelve months. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company' s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in the other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

Rent USA litigation
-------------------

On July 31, 2001, U.S. West Homes brought suit against Rent USA, its officers and directors, Equip USA, its officers and directors and the finance companies who leased rock crushing equipment that was being operated by Rent USA's subsidiary, Equip USA. This action entitled U.S. West Homes Industries, Inc. v. Tom E. Kaplan, et al. was filed in the Superior Court of Orange County, California, Case No. 01CC00345 and assigned to the Honorable William F. McDonald in Department CX101. The lawsuit charges breach of contract, breach of fiduciary duty, fraud, and conversion against various defendants. Defaults have been entered against certain individual defendants. Discovery is on going as to those defendants who were not defaulted. U.S. West Homes agreed to dismiss the case as against two defendant who, after investigation, U.S. West Homes found were not involved in the Rent USA alleged frauds.

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

Signature Properties foreclosure proceedings
--------------------------------------------

Angelo Rago, et al., the original sellers of the Signature Development property in New Mexico brought an action in the District Court for the County of Mernalillo, State of New Mexico to judicially foreclose a deed of trust Executed on behalf of Signature Developers, Inc. by Charles Reeder on August 28, 1997 with a balance due on a promissory note of $128,000 which became due in February, 2002. The action seeks a Judgment in that amount plus accrued interest and seeks to sell the property which is the subject of the deed of trust to satisfy the outstanding debt. The company has made a conscious determination not to actively defend this lawsuit and expects that eventually the property will be sold to cover the debt.

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

SEC formal investigation
------------------------

The U.S. Securities and Exchange Commission is conducting a formal investigation of U.S. West Homes into various accounting matters into the events that led to our restatement of our financial results for 1999 and our acquisition of certain properties located in Baja, Mexico and the disposition of Senior Care International, S.A. de C.V., the subsidiary which held those properties. We are cooperating with the investigation and have provided documents requested by the SEC, and former and current employees have met with SEC personnel. No formal action has been taken by the SEC against U.S. West as of the date of this report. However, it is possible that the SEC could commence litigation proceedings against U.S. West Homes, its officers, directors, or employees. The potential results of such litigation would be inherently unpredictable. The uncertainty associated with such potential litigation could harm our business and financial condition. In addition, negative developments with respect to the investigation and such potential litigation could cause our stock price to decline. Moreover, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of such a litigation, any such payment could harm our financial condition. In addition, such litigation could contain requests for injunctive relief, including an injunction prohibiting any of our officers or directors from continuing as officers or directors of U.S. West Homes. New management has not had recent communication with the SEC regarding this matter but will attempt to determine the status and affects of this investigation.

ITEM 2 - CHANGES IN SECURITIES

See CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY appearing in the consolidated financial statements, Page F-5, discussion of stock issuances in
Note 11, Capital Transactions on Page F-16 and subsequent events in Note 14, Subsequent Events on Page F-20.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         99.1 CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed during the quarter ended March 31, 2003 or after that time but before the filing of this quarterly report:

1. Report on Form 8-K filed on January 14, 2003 reporting certain events regarding certain officers and directors of U.S. West Homes;

2. Report on Form 8-K filed on February 28, 2003 reporting compensation to certain officers and directors of U.S. West Homes;

3. Report on Form 8-K filed on May 13, 2003 reporting a 1 for 100 reverse split of common stock, change of officers and directors, name change and other information regarding the Company.

                                    U.S. West Homes, Inc.
                                    --------------------

Date: May 21, 2003                  /s/ John Semmens
                                    ----------------------------
                                    John Semmens
                                    Chief Financial Officer


                                    /s/ Walter Grieves
                                    ----------------------------
                                    Walter Grieves
                                    Chief Executive Officer

                                      III-1

                                  CERTIFICATION
                                  -------------

I, John Semmens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. West Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                         /s/ John Semmens
                                         ---------------------------------------
                                         Name: John Semmens
                                         Title: Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Walter Grieves, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. West Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                         /s/ Walter Grieves
                                         ---------------------------------------
                                         Name:  Walter Grieves
                                         Title: President